Form 10-Q
period 1995-03-31
CNS INC /DE/
filed 1995-05-15
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended March 31, 1995.

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from ________________ to ________________


                       COMMISSION FILE NUMBER: 0 - 16612


                                   CNS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                           41-1580270
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)         Identification No.)


                                 1250 PARK ROAD
                              CHANHASSEN, MN 55317
          (Address of principal executive offices including zip code)

                                 (612) 474-7600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES      X                NO


At May 15, 1995, 8,533,528 shares of common stock were outstanding.



                         PART I - FINANCIAL INFORMATION

                                   CNS, INC.
                            CONDENSED BALANCE SHEETS

                                 March 31,         December 31,
                                   1995               1994
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents    $  7,645,629       $  6,024,366
 Accounts receivable             5,245,190          2,390,651
 Inventories:
  Finished goods                   299,490          1,405,406
  Work in process                  755,414             56,086
  Components and subassemblies   1,683,475          1,720,464

   Total Inventories             2,738,379          3,181,956

 Prepaid expenses                  147,810            262,864

    TOTAL CURRENT ASSETS        15,777,008         11,859,837


PROPERTY AND EQUIPMENT
 less accumulated depreciation of
 $761,691 and $719,752,
 respectively                      560,745            542,906

OTHER ASSETS
 Intangible assets
 less accumulated amortization of
 $65,423 and $50,312,
 respectively                      135,568            131,008

                              $ 16,473,321       $ 12,533,751




                            The accompanying notes are an integral part of the condensed financial statements.

                                   CNS, INC.
                            CONDENSED BALANCE SHEETS


                                 March 31,         December 31,
LIABILITIES  AND                   1995               1994
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable             $  2,108,036       $    662,534
 Accrued expenses                1,024,662            383,080
 Deferred maintenance revenues     289,502            281,602

    TOTAL CURRENT LIABILITIES    3,422,200          1,327,216


SHAREHOLDERS' EQUITY
 Common stock, $.01 par value.
 Authorized 10,000,000 shares;
 issued and outstanding,
 8,532,928 shares at
 March 31, 1995 and
 8,520,828 shares at
 December 31, 1994.                 85,329             85,208

 Additional paid-in capital     24,356,494         24,314,791
 Accumulated deficit           (11,390,702)       (13,193,464)

    TOTAL SHAREHOLDERS' EQUITY  13,051,121         11,206,535

                              $ 16,473,321       $ 12,533,751

                  The accompanying notes are an integral part
                     of the condensed financial statements.



                                   CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                        March 31,
                                               1995                   1994
                                                                   (Unaudited)

Sales                                    $    9,011,575         $    2,101,694

Cost of goods sold                            3,948,490              1,180,206

  Gross profit                                5,063,085                921,488

Operating expenses:
 Marketing and selling                        2,646,540                944,427
 General and administrative                     514,600                228,182
 Research and development                       183,358                214,448

  Total operating expenses                    3,344,498              1,387,057

  Operating profit (loss)                     1,718,587               (465,569)

Interest income                                  84,175                    326
Interest expense                                 -                      (2,800)

  Net income (loss)                      $    1,802,762         $     (468,043)


Net income (loss) per common
& common equivalent share                $          .20         $         (.07)


Weighted average number of
common & common equivalent shares             9,086,788              6,601,552


                  The accompanying notes are an integral part
                     of the condensed financial statements.


                                   CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                      Three Months Ended
                                                        March 31,
                                                  1995            1994
                                                               (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                            $ 1,802,762    $  (468,043)

  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                   57,050         35,393
    Changes in operating assets and
    liabilities:
      Accounts receivable                       (2,854,539)      (367,570)
      Inventories                                  443,577         20,710
      Prepaid expenses                             115,054        (49,123)
      Accounts payable and accrued expenses      2,094,984        229,716

      Net cash provided by (used in)
      operating activities                       1,658,888       (598,917)

INVESTING ACTIVITIES:
  Payments for purchases of property
  and equipment                                    (59,778)       (54,820)
  Payments for intangible assets                   (19,671)       (41,939)

      Net cash used in investing activities        (79,449)       (96,759)


FINANCING ACTIVITIES:
  Proceeds from short term borrowing                  --          600,000
  Proceeds from exercise of stock options           41,824           --

      Net cash provided by financing
      activitiies                                   41,824        600,000

Net increase (decrease) in cash and
cash equivalents                                 1,621,263        (95,676)

Cash and cash equivalents:
  Beginning of period                            6,024,366        347,224

  End of period                                $ 7,645,929    $   251,548



                  The accompanying notes are an integral part
                     of the condensed financial statements.


                    NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of March 31, 1995 were taken from audited financial statements at that time and the condensed financial statements as of March 31, 1994 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented. The condensed balance sheets at March 31, 1995 and at December 31, 1994 were taken from the audited financial statements at that date.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1994, and reference is hereby made to that report for detailed information on accounting policies.

     1. The Company's balance sheet reflects Common Stock outstanding on a historical basis. Net income per common share for the three month period ended March 31, 1995 was based upon the weighted average of common and common equivalent shares outstanding during the period. Net loss per share of Common Stock for the three month period ended March 31, 1994 was based upon the weighted average number of common shares outstanding during the period. Common equivalent shares were not included because they were anti-dilutive.

     2. The Company has a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate (9% at March 31, 1995), are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to 80% of eligible Breathe Right accounts receivable and 50% of eligible sleep products accounts receivable. There were no borrowings against this line of credit as of March 31, 1995. The credit expires on March 31, 1996.

     3. On May 9, 1995, the Company announced that it has executed a definitive agreement with Aequitron Medical, Inc. under which Aequitron will acquire the Company's assets of the sleep disorders diagnostic business. The transaction is expected to close on or about June 1, 1995. The sleep diagnostics business had net sales and gross profits of:


                                                         Three months ended
                                         1994              March 31, 1995
                                         ----              --------------

             Net sales                 $7,057,875            $1,552,337
             Gross profit              $3,326,593              $514,132


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Sales for the first quarter of 1995 were $9.0 million, a 329% increase from the first quarter of 1994 sales of $2.1 million. Sales of the Breathe Right nasal strip during the first quarter of 1995 were $7.5 million compared to $344,000 in the first quarter of 1994. The significant increase in Breathe Right nasal strip sales was due to increased consumer awareness as a result of the use of the Breathe Right nasal strip by professional athletes in several sports, as well as the commencement of national consumer advertising in newspapers and magazines and the expansion of the Company's distribution network in the fourth quarter of 1994 and the first quarter of 1995. The Company believes that Breathe Right nasal strip sales to wholesalers and retailers represented an expansion of their inventories as well as a replenishment of product sold to consumers. At March 31, 1995 the Company had unfilled orders in excess of the total amount shipped during the first quarter. The Company expects that these unfilled orders will be shipped early in the second quarter of 1995. As a result of the uncertainty associated with the introduction of a new consumer product and the unanticipated media exposure of the Breathe Right nasal strip during the NFL playoffs, orders for the Breathe Right nasal strip in the fourth quarter of 1994 and the first quarter of 1995 may not necessarily be indicative of future rates of orders of the product. Foreign sales of the Breathe Right nasal strip were $308,000 for the first quarter of 1995.

Sales of sleep disorders diagnostic products during the first quarter of 1995 were $1.6 million compared to $1.8 million in the first quarter of 1994. The decrease was due to a large sale in the first quarter of 1994 of apnea screening devices, a line of portable devices sold in international markets only. The Company does not expect any significant short term increase in its sleep disorders diagnostic product sales.

Gross profit for the first quarter of 1995 was $5.1 million, a 449% increase from gross profit from 1994 of $921,000. As a percentage of sales, gross profit was 56.2% for the first quarter of 1995 compared to 43.8% for the first quarter of 1994. Gross profit from sales of the Breathe Right nasal strip increased to 61.0% from 27.8% as a result of efficiencies realized from the higher level of Breathe Right nasal strip sales. Gross profit from sales of sleep diagnostic products in the first quarter of 1995 decreased to 33.1% from 47.0% in the first quarter of 1994 as a result of a shift in sales to lower margin products. The Company expects overall gross profit to continue to increase from the efficiencies realized from an anticipated higher level of Breathe Right nasal strip sales.

Marketing and selling expenses for the first quarter of 1995 were $2.6 million, a 180% increase from the first quarter of 1994 marketing and selling expenses of $944,000. This increase resulted primarily from the marketing expenses associated with establishing distribution channels, trade advertisements, consumer advertisements, and other product roll-out items for the Breathe Right nasal strip. As a percentage of sales, marketing and selling expenses decreased to 29.4% from 44.9% as a result of the higher level of sales. Marketing and selling expenses are expected to increase significantly in 1995 as a result of increased marketing and advertising of the Breathe Right nasal strip.

General and administrative expenses for the first quarter of 1995 were $515,000, a 126% increase from the first quarter of 1994 general and administrative expenses of $228,000. This increase primarily reflects earned incentive bonuses and the addition of administrative personnel to implement systems to control present and anticipated sales increases. As a percentage of sales, general and administrative expenses decreased to 5.7% from 10.9% as a result of the higher level of sales.

Research and development expenses for the first quarter of 1995 were $183,000, a 14.5% decrease from 1994 research and development expenses of $214,000. As a percentage of sales, research and development decreased to 2.0% in the first quarter of 1995 from 10.2% in the first quarter of 1994, reflecting primarily an increased level of sales and, to a lesser extent, a reduction in new research and development projects. The Company's research and development expenses have historically been in the Company's sleep disorders diagnostic products business. The Company expects that future research and development expenses will be lower.

Interest income was $84,000 in the first quarter of 1995 and was negligible in the first quarter of 1994 reflecting the increased cash available for investment and higher interest rates during the quarter. Interest expense was minimal in both periods.

Liquidity and Capital Resources:

At March 31, 1995, the Company had cash and cash equivalents of $7.6 million, working capital of $12.4 million and a $1.25 million line of credit with a bank, subject to certain borrowing base restrictions. The Company had total assets at March 31, 1995 of $16.5 million, an increase of $4.0 million from $12.5 million at December 31, 1994. The increase primarily reflects the Company's net income together with the increases in accounts payable and accrued expenses during the quarter ended March 31, 1995.

The Company generated cash flow from operations of approximately $1.7 million for the three months ended March 31, 1995 compared with a use of cash of $599,000 for the three months ended March 31, 1994. Cash provided by operations was primarily the result of an increase in accounts payable of $1.4 million, an increase in accrued expenses of $642,000 and a decrease in inventories of $444,000 offset by an increase in accounts receivable of $2.9 million.

With respect to investing activities, the Company made purchases of property and equipment totaling $60,000 during the first quarter of 1995 compared to $55,000 in the first quarter of 1994. Capitalized patent and trademark costs were approximately $20,000 in the first quarter of 1995 compared to $42,000 in the first quarter of 1994. The Company presently does not have any significant commitments for capital equipment.

At March 31, 1995, the Company had a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate, are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to 80% of eligible Breathe Right accounts receivable and 50% of eligible sleep products accounts receivable. There were no borrowings against this line of credit as of March 31, 1995. The credit line expires on March 31, 1996.

In the first quarter of 1995, the Company experienced a substantial increase in orders of its Breathe Right product and a corresponding inability to have sufficient quantities of product manufactured to expeditiously fill such orders. At March 31, 1995, the Company had unfilled orders in excess of the total amount shipped during the first quarter. The Company expects that these unfilled orders will be shipped early in the second quarter of 1995.

During the quarter ended March 31, 1995, the Company utilized net operating loss carryforwards totaling $2,066,000. The remaining net operating loss and credit carryforwards at March 31, 1995 which are available to reduce income taxes payable in future years total $9,650,000 and $312,000 respectively, and expire at various times through 2009.

On May 9, 1995, the Company announced that it has executed a definitive agreement with Aequitron Medical, Inc. under which Aequitron will acquire the Company's assets of the sleep disorders diagnostic business. The transaction is expected to close on or about June 1, 1995.

The Company believes that the proceeds from this transaction, together with its existing funds and funds generated from operations, along with its bank line of credit, will be sufficient to support its planned operations for the foreseeable future.


                          PART II - OTHER INFORMATION



Item 1.        Legal Proceedings
               Byron G. Ellingson v. Bruce C. Johnson, Creative Integration and Design, Inc. and CNS, Inc.

               On July 28, 1994, Byron G. Ellingson commenced a lawsuit against the Company, Bruce Johnson (the inventor of the Breathe Right device), and Creative Integration and Design, Inc., which is wholly owned by Johnson and which licenses the Breathe Right device to the Company (the "Licensor"), in Minnesota State District Court. The trial is scheduled to begin on August 14, 1995. Ellingson is claiming that he entered into an oral partnership agreement with Johnson concerning the Breathe Right device and that the Company tortiously interfered with this agreement. Ellingson is seeking an undefined amount of monetary damages from the Company and an order declaring the License Agreement between the Company and the Licensor null and void.

               The Company has denied all material allegations in Ellingson's complaint and is vigorously defending itself based upon what it considers meritorious defenses. In addition, the Company has interposed a counterclaim against Ellingson seeking monetary damages for alleged acts of Ellingson in seeking to dissuade investment in the Company. Under the terms of the License Agreement, the Company has contractual indemnification rights against the Licensor. Although the Company believes that this matter will not have a material adverse effect on the Company because it has good and sufficient defenses to Ellingson's claims and because the Company will be indemnified by the Licensor, there can be no assurance that, in the event an adverse decision is rendered against the Company, the Licensor will be able to completely indemnify the Company from all damages.

               CNS, Inc. v. Bollinger Industries, Inc. On March 24, 1995, the Company commenced litigation in Federal District Court for the District of Minnesota seeking an injunction and money damages against Bollinger Industries, Inc. ("Bollinger"), the manufacturer of an imitation of the Breathe Right nasal strip, for deceptive trade practices and unfair competition. On April 11, 1995, the Court issued a temporary restraining order enjoining Bollinger from using certain misleading advertising but declined to restrain Bollinger from selling its product. Bollinger has brought a counterclaim against the Company seeking money damages and alleging that the Company misrepresented to Bollinger's existing and prospective customers that Bollinger's product is required to have FDA approval to market its product. The Company has denied all material allegations in the counterclaim and will vigorously defend itself based on what it considers meritorious defenses.

Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior Securities
               Not Applicable


Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               Not Applicable


Item 6.        Exhibits and Reports of Form 8-K
               (a) Exhibits:
                     No.          Description
                     10.1 Amendment No. 1 to Employment Agreement dated as of January 1, 1994 between Richard E. Jahnke and the Company.

                     10.2 Amendment No. 2 to Employment Agreement dated as of January 1, 1994 between Daniel E. Cohen and the Company.

                     10.3        Loan Agreement with Riverside Bank dated
                                 March 31, 1995.

                     10.4        Asset Purchase Agreement

                     10.5        Non-Exclusive Distributorship Agreement

                     11.0        Calculation of Income (Loss) Per Share.

                     27.0        Financial Data Schedule (for SEC use only)

               (b) Reports on Form 8-K
                   Not Applicable


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                           CNS, Inc.
                                                          Registrant





Date:             May 15, 1995              By: /s/ Richard E. Jahnke
                                            Richard E. Jahnke
                                            President & Chief Operating Officer





Date:             May 15, 1995              By: /s/ Ronald D. Cox
                                            Ronald D. Cox
                                            Vice President of Finance