Form 10-Q
period 1995-06-30
CNS INC /DE/
filed 1995-08-14
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the Period Ended June 30, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the Transition Period from                    to


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


                                 YES _X_ NO ___


At August 14, 1995, 17,342,772 shares of common stock were outstanding.



PART I - FINANCIAL INFORMATION

                                   CNS, INC.
                            CONDENSED BALANCE SHEETS
                                  (unaudited)
                                           June 30,     December 31,
                                             1995          1994
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents               $18,050,916   $ 6,024,366
 Accounts receivable                       6,467,789       936,279
 Note receivable                             595,611             0
 Inventories:
  Finished goods                           2,143,606       932,407
  Work in process                          1,515,566           171
  Components                                 589,064       192,431

   Total inventories                       4,248,236     1,125,009

 Prepaid expenses                            423,755       245,619
 Net assets of discontinued operations             0     2,990,990

    TOTAL CURRENT ASSETS                  29,786,307    11,322,263


PROPERTY AND EQUIPMENT
 less accumulated depreciation of
 $111,610 and $15,453, respectively          331,362       178,104

OTHER ASSETS
 Intangible assets
 less accumulated amortization of
 $65,622 and $38,538, respectively           110,242       112,504

                                         $30,227,911   $11,612,871


                  The accompanying notes are an integral part
                     of the condensed financial statements.

                                   CNS, INC.
                            CONDENSED BALANCE SHEETS
                                  (unaudited)




                                              June 30,       December 31,
LIABILITIES  AND                                1995             1994
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                          $  4,996,700    $    272,039
 Accrued expenses                             1,916,436         134,297
 Accrued income tax                           1,341,000               0

    TOTAL CURRENT LIABILITIES                 8,254,136         406,336


SHAREHOLDERS' EQUITY
 Common stock, $.01 par value.
 Authorized 50,000,000 shares;
 issued and outstanding,
 17,328,511 shares at June 30, 1995 and
 17,041,656 shares at December 31, 1994.        173,285         170,417

 Additional paid-in capital                  25,186,840      24,229,582
 Accumulated deficit                         (3,386,350)    (13,193,464)

    TOTAL SHAREHOLDERS' EQUITY               21,973,775      11,206,535

                                           $ 30,227,911    $ 11,612,871


                  The accompanying notes are an integral part
                     of the condensed financial statements.


                                   CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                          1995             1994            1995            1994


Sales                                 $ 18,818,445    $    529,271    $ 26,277,683    $    873,150

Cost of goods sold                       7,072,040         364,320       9,922,325         612,695

  Gross profit                          11,746,405         164,951      16,355,358         260,455

Operating expenses:

 Marketing and selling                   3,788,389         517,243       5,927,748         903,728
 General and administrative                377,482         150,804         677,821         259,391
 Research and development                    6,869          31,200           7,133          63,100

  Total operating expenses               4,172,740         699,247       6,612,702       1,226,219

  Operating profit (loss)                7,573,665        (534,296)      9,742,656        (965,764)

Interest income                            136,794          62,063         220,969          62,389
Interest expense                           (12,500)         (1,812)        (12,500)         (4,612)


Income (loss) from continuing
  operations before income taxes      $  7,697,959    $   (474,045)   $  9,951,125    $   (907,987)
Income tax provision                       910,000               0         910,000               0
Income (loss) from continuing
  operations                             6,787,959        (474,045)      9,041,125        (907,987)
Income (loss) from operations of
  discontinued sleep division (less
  applicable income tax benefit of
  $259,000 and $0 at June 30, 1995
  and 1994, respectively)                   (9,497)         41,168        (459,901)          7,068
Gain on disposal of sleep division
  (less applicable income taxes of
  $690,000 and $0 at June 30, 1995
  and 1994, respectively)                1,225,890               0       1,225,890               0

Net income (loss)                     $  8,004,352    $   (432,877)   $  9,807,114    $   (900,919)
Income (loss) per share of
    common and common equivalent
    share:
    From continuing operations        $        .37    $       (.03)   $        .50    $       (.06)
    From discontinued operations               .06               0             .04               0
    Net income (loss) per share       $        .43    $       (.03)   $        .54    $       (.06)
Weighted average number of
    common and common equivalent
    shares outstanding                  18,443,734      16,099,258      18,312,233      14,651,180



                  The accompanying notes are an integral part
                     of the condensed financial statements.


                           CNS, INC.
              CONDENSED STATEMENTS OF CASH FLOWS
                          (unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                1995             1994
OPERATING ACTIVITIES:
  Net income (loss)                                         $  9,807,114    $  (900,919)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Gain on sale of discontinued operations                   (1,915,890)             0
    Depreciation and amortization                                123,241         16,170
    Changes in operating assets and liabilities:
      Accounts receivable                                     (5,531,510)      (648,714)
      Inventories                                             (3,123,227)      (114,886)
      Prepaid expenses                                          (178,136)      (227,764)
      Net assets of discontinued operations                            0       (270,836)
      Accounts payable and accrued expenses                    7,159,069        269,523

      Net cash provided by (used in) operating activities      6,340,661     (1,877,426)

INVESTING ACTIVITIES:
  Payments for purchases of property and equipment              (249,415)       (43,907)
  Payments for intangible assets                                 (24,822)       (66,634)

      Net cash used in investing activities                     (274,237)      (110,541)

FINANCING ACTIVITIES:
  Proceeds from sale of discontinued operations                5,000,000              0
  Proceeds from exercise of employee                             193,564         73,524
    stock options
  Proceeds from exercise of warrants,
    nonqualified options and other                               766,562              0
  Net proceeds from public offering                                    0      9,661,932
      Net cash provided by financing activities                5,960,126      9,735,456

Net increase
  in cash and cash equivalents                                12,026,550      7,747,489

  Beginning cash and cash equivalents                          6,024,366        347,224

  Ending cash and cash equivalents                          $ 18,050,916    $ 8,094,713

Supplemental schedule of non-cash operating and financing activities:
  A note receivable for $595,611 was received on June 1, 1995 when the Company sold the assets of its discontinued sleep division.


                  The accompanying notes are an integral part
                     of the condensed financial statements.


                    NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of June 30, 1995 and 1994 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1994, and reference is hereby made to that report for detailed information on accounting policies.

1. The Company's balance sheet reflects Common Stock outstanding on a historical bases. Net income per common share for the three and six month periods ended June 30, 1995 was based upon the weighted average of common and common equivalent shares outstanding during the period. Net loss per share of Common Stock for the three and six month periods ended June 30, 1994 was based upon the weighted average number of common shares outstanding during the period. Common equivalent shares were not included because they were anti-dilutive.

2. The Company has a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate (9% at June 30, 1995), are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to 80% of eligible Breathe Right accounts receivable. There were no borrowings against this line of credit as of June 30, 1995. The line of credit expires on March 31, 1996.

3. The Company declared a two-for-one stock split, which was accomplished in the form of a 100 percent stock dividend distributed on June 22, 1995 to shareholders of record on June 1, 1995. The accompanying condensed financial statements presented for all periods herein have been adjusted to reflect the increased shares.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


On June 1, 1995, the Company completed the sale of all the assets of its Sleep Disorder Diagnostic Products Division (Sleep) to Aequitron Medical Inc. Net sale proceeds of $5,000,000 cash and a note receivable of $595,611 resulted in a gain on the sale of discontinued operations of $1,915,890 which is recognized in the second quarter of 1995. Sleep generated revenues were $853,209 and $2,405,546 with a net loss of $268,497 and $718,901 for the second quarter and six month period of 1995, respectively, compared to revenues of $1,914,539 and $3,672,354 with net income of $41,168 and $7,068 for the second quarter and six month period of 1994, respectively. The net income or loss of this operation is shown on the Condensed Statement of Operations as the income (loss) from discontinued operations. The net assets of Sleep were $2,990,990 at December 31, 1994. Continuing operations of the Company is soley related to the manufacture and marketing of the Breathe Right nasal strip, which is a non medicinal disposable device that improves nasal breathing by reducing nasal airflow resistance.

Unless otherwise noted, the following discussion of financial condition and results of operations relates only to the continuing operations of the Company.

Results of Operations:

Net sales of continuing operations increased to $18.8 million in the quarter ended June 30, 1995 from $.5 million in the quarter ended June 30, 1994. For the six month period of 1995 net sales were $26.3 million, up from $.9 million in the comparable six month period of 1994. These significant increases of Breathe Right sales were due to increased consumer awareness as a result of the use of the Breathe Right nasal strips by professional athletes in several sports, as well as the commencement of national consumer advertising in newspapers, magazines and radio. The Company believes that the Breathe Right nasal strip sales to wholesalers and retailers represent an expansion of their inventories as well as a replenishment of product sold to consumers. Although second quarter sales of 1995 continued to be strong for the Breathe Right, sales during the period included the shipment of more than $7.5 million in back orders that existed at the beginning of the quarter. The Company expects that the third quarter sales of the Breathe Right nasal strip may ease somewhat from the second quarter. Foreign sales of the Breathe Right nasal strip were $.6 million for the six months ended June 30, 1995.

Gross profit was $11.7 million and $16.4 million compared to $.2 million and $.3 million in the second quarter and six month periods of 1995 and 1994, respectively. As a percentage of sales, gross profit from sales was 62.4% and 62.2% for the two periods of 1995, respectively, compared to 31.2% and 29.8% for the same two periods of 1994 as a result of the efficiencies realized from the higher level of Breathe Right nasal strip sales.

Marketing and selling expenses were $3.8 million and $5.9 million in the second quarter and six month periods of 1995, respectively, compared to $.5 million and $.9 million in the same two periods of 1994, respectively. This significant increase results primarily from the marketing expenses associated with establishing distribution channels, trade advertisements, consumer advertisements, and other product roll-out items for the Breathe Right nasal strip. Marketing and selling expenses are expected to increase significantly in 1995 as a result of the increased marketing and advertising of the Breathe Right nasal strip.

General and administrative expenses were $.4 million and $.7 million for the second quarter and six month period ended June 30, 1995, respectively, compared to $.2 million and $.3 million in the same two periods of 1994, respectively. These increases result from the additional personnel and systems required to support the Breathe Right nasal strip.

Research and Development expenses for the Breathe Right nasal strips are minimal.

The Company received interest income of $221,000 during the first six months ending June 30, 1995 compared to approximately $62,000 during the same six month period of 1994. Interest expense during the reporting periods represents the cost of minimal borrowings and maintaining the bank line of credit.

The tax expense of $910,000 on continuing operations represent the estimated tax rate from all of 1995 applied to earnings for the six month period ended June 30, 1995.

Liquidity and Capital Resources:

At June 30, 1995, the Company had cash and cash equivalents of $18.0 million, working capital of $21.5 and $1.25 million line of credit with a bank, subject to certain borrowing base restrictions. The Company had total assets at June 30, 1995 of $30.2 million, an increase of $18.6 from $11.6 million at December 31, 1994. The increase primarily reflects the Company's net income, the receipt of proceeds from the sale of the sleep disorders product line and the increases in current liabilities during the first six months of 1995.

The Company's operations provided approximately $6.3 million in cash flow during the six months ended June 30, 1995 compared to a use of cash of $1.9 million for the comparable six month period of 1994. Cash provided in operations was primarily from net earnings, less an increase in accounts receivable of $5.5 million, an increase in inventories of $3.1 million, the gain on discontinued operations of $1.9 million offset by an increase in accounts payable and accrued expenses of $7.1 million.

With respect to investing activities, the Company made purchases of property and equipment totaling $249,000 during the first six months of 1995 compared to $44,000 during the comparable six months of 1994. Capitalized patent and trademark costs were approximately $25,000 in the first six months of 1995 compared to $67,000 during the first six months of 1994. The Company presently does not have any significant commitments for capital equipment.

At June 30, 1995, the Company had a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate, (9% at June 30, 1995) are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to 80% of eligible Breathe Right accounts receivable. There were no borrowings against this line of credit as of June 30, 1995. The credit line expires on March 31, 1996.

During the six month period ended June 30, 1995, the Company utilized net operating loss carryforwards totaling approximately $9,965,000. The remaining net operating loss and credit carryforwards at June 30, 1995 which are available to reduce income taxes payable in future periods total $1,751,000 and $312,000 respectively, and expire at various times through 2009.

The Company believes that its existing funds and funds generated from operations, along with its bank line of credit, will be sufficient to support its planned operations for the foreseeable future.



                          PART II - OTHER INFORMATION



Item 1.       Legal Proceedings
              Byron G. Ellingson v. Bruce C. Johnson, Creative Integration and Design, Inc. and CNS, Inc.

              In July 1994, Byron G. Ellingson commenced a lawsuit in Minnesota State District Court against the Company, Bruce Johnson (the inventor of the Breathe Right(R) device), and Creative Integration and Design, Inc., (the "Licensor"), which is wholly owned by Johnson and which licenses the Breathe Right(R) device to the Company. Ellingson claimed that he entered into an oral partnership agreement with Johnson concerning the Breathe Right(R) device and that the Company tortiously interfered with this agreement. Ellingson sought an undefined amount of monetary damages from the Company and an order declaring the License Agreement between the Company and the Licensor null and void.

              In June 1995, the Company entered into a Settlement Agreement with Ellingson under which Ellingson agreed to dismiss all claims against the Company with prejudice in return for a nominal cash payment. In connection with the Settlement Agreement, Ellingson released all claims to overturn the License Agreement. All of the Company's costs in defending the suit, including the settlement payment, were reimbursed to the Company by the Licensor. In July 1995, Ellingson entered into a Settlement Agreement with Johnson and the Licensor which dismissed with prejudice all claims against Johnson and the Licensor.

              CNS, Inc. v. Bollinger Industries, Inc.

              In March 1995, the Company commenced litigation in Federal District Court for the District of Minnesota seeking an injunction and money damages against Bollinger Industries, Inc. ("Bollinger"), the manufacturer of a nasal strip, for deceptive trade practices and unfair competition. In April 1995, the Court issued a temporary restraining order prohibiting Bollinger from using certain misleading advertising. Bollinger brought a counterclaim against the Company seeking money damages and alleging that the Company had engaged in unfair competition by making statements to Bollinger's existing and prospective customers to the effect that Bollinger's product is required to have FDA approval to market.

              In June 1995, the Company entered into a Settlement Agreement with Bollinger that provides for the dismissal of the company's and Bollinger's claims. Bollinger also agreed to refrain from using certain misleading advertising, which it had been earlier enjoined from using by the temporary restraining order issued by the Court.

Item 2.       Changes in Securities
              Not applicable

Item 3.       Defaults Upon Senior Securities
              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              On May 11, 1995, CNS, Inc. held its annual meeting of shareholders. Of the 17,065,856 shares of Common Stock eligible to vote, 15,913,264 were represented at the meeting and shares were voted on the following matters:

              1. The votes cast for the seven (7) directors to serve until the next annual meeting of shareholders were:

              Name                              Votes For         Votes Withheld
              Daniel E. Cohen, M.D.             15,877,144            36,120
              Richard E. Jahnke                 15,750,794           162,470
              Frederick T. Strobl, M.D.         15,827,678            85,586
              Patrick Delaney                   15,877,132            36,132
              R. Hunt Greene                    15,876,812            36,532
              Andrew J. Greenshields            15,878,132            35,132
              Richard W. Perkins                15,877,098            36,166

              2. The votes cast to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 shares.

               Votes For            Votes Against            Votes Abstained
              15,211,320               640,036                    56,908

              3.  The votes cast to approve the Company's 1994 Stock Plan:

               Votes For             Votes Against            Votes Abstained
               8,634,726               506,698                    127,494

              4. The votes cast to approve the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1995 were:

               Votes For             Votes Against            Votes Abstained
               15,824,150               27,024                     58,090


Item 5.       Other Information
              Not Applicable

Item 6.       Exhibits and Reports of Form 8-K
              (a) Exhibits:

                  Exhibit No. 11, Calculation of  Net Income (Loss) Per Share

              (b) Reports on Form 8-K

                  The Company filed a current report on Form 8-k dated June 1, 1995 reporting the sale of the Company's sleep disorders diagnostic products business to Aequitron Medical, Inc. No financial statements were filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CNS, Inc.
                                          Registrant


Date:  August 14, 1995                    By: /s/ Richard E. Jahnke
                                          Richard E. Jahnke
                                          President & Chief Operating Officer





Date:  August 14, 1995                    By: /s/ Ronald D. Cox
                                          Ronald D. Cox
                                          Vice President of Finance and Chief
                                          Financial Officer