Form 10-Q
period 1995-09-30
CNS INC /DE/
filed 1995-11-14
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                      For the Period Ended September 30, 1995.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

     For the Transition Period from _________________ to _________________


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


                         YES    _ X _               NO   ____


At November 14, 1995, 17,379,772 shares of common stock were outstanding.

This Form 10-Q consists of 14 pages (including Exhibits). The Index to Exhibits is set forth on page 10.



                         PART I - FINANCIAL INFORMATION

                                   CNS, INC.
                            CONDENSED BALANCE SHEETS
                                  (unaudited)
                                                               September 30,         December 31,
                                                                   1995                  1994
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                     $12,170,231          $ 6,024,366
 Accounts receivable                                             7,394,323              936,279
 Note receivable                                                   297,805                    0
 Inventories:
  Finished goods                                                 7,049,310              932,407
  Work in process                                                1,289,722                  171
  Components                                                       675,904              192,431

   Total inventories                                             9,014,936            1,125,009

 Prepaid expenses                                                1,986,552              245,619
 Net assets of discontinued operations                                   0            2,990,990

    TOTAL CURRENT ASSETS                                        30,863,847           11,322,263


PROPERTY AND EQUIPMENT
 less accumulated depreciation of
 $128,258 and $15,453, respectively                                365,391              178,104

OTHER ASSETS
 Intangible assets
 less accumulated amortization of
 $80,277 and $38,538, respectively                                 121,621              112,504

                                                               $31,350,859          $11,612,871


                  The accompanying notes are an integral part
                     of the condensed financial statements.


                                   CNS, INC.
                            CONDENSED BALANCE SHEETS
                                  (unaudited)




                                                              September 30,         December 31,
LIABILITIES  AND                                                   1995                  1994
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                              $ 4,767,487          $   272,039
 Accrued expenses                                                1,698,662              134,297
 Accrued income tax                                              1,491,000                    0

    TOTAL CURRENT LIABILITIES                                    7,957,149              406,336


SHAREHOLDERS' EQUITY
 Common stock, $.01 par value.
 Authorized 50,000,000 shares;
 issued and outstanding,
 17,352,772 shares at September 30, 1995 and
 17,041,656 shares at December 31, 1994.                           173,528              170,417

 Additional paid-in capital                                     25,245,985           24,229,582
 Accumulated deficit                                            (2,025,803)         (13,193,464)

    TOTAL SHAREHOLDERS' EQUITY                                  23,393,710           11,206,535

                                                               $31,350,859          $11,612,871


                  The accompanying notes are an integral part
                     of the condensed financial statements.



                                   CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                        September 30,
                                                                    1995             1994                1995             1994

Sales                                                           $10,287,980      $   681,607         $36,565,663      $ 1,554,757

Cost of goods sold                                                3,512,658          368,081          13,434,983          980,776

  Gross profit                                                    6,775,322          313,526          23,130,680          573,981

Operating expenses:

 Marketing and selling                                            4,836,659          838,978          10,764,407        1,742,706
 General and administrative                                         638,616          139,869           1,316,437          399,260
 Research and development                                             3,500           44,540              10,633          107,640

  Total operating expenses                                        5,478,775        1,023,387          12,091,477        2,249,606

  Operating profit (loss)                                         1,296,547                           11,039,203

Interest income                                                     214,000           78,558             434,969          140,947
Interest expense                                                          0                0             (12,500)          (4,612)


Income (loss) from continuing
  operations before income taxes                                  1,510,547         (631,303)         11,461,672       (1,539,290)
Income tax provision                                                150,000                0           1,060,000                0
Income (loss) from continuing
  operations                                                      1,360,547         (631,303)         10,401,672       (1,539,290)
Income (loss) from operations of
  discontinued sleep division (less
  applicable income tax benefit of
  $259,000 and $0 at September 30,
  1995 and 1994, respectively)                                            0           36,694            (459,901)          43,762
Gain on disposal of sleep division
  (less applicable income taxes of
  $690,000 and $0 at September 30,
  1995 and 1994, respectively)                                            0                0           1,225,890                0

Net income (loss)                                                $1,360,547      $  (594,609)        $11,167,661      $(1,495,528)
Income (loss) per common and
     common equivalent share:
    From continuing operations                                   $      .07      $      (.04)        $       .57             (.10)
    From discontinued operations                                 $        0                0                 .04                0
    Net income (loss) per share                                  $      .07      $      (.04)        $       .61      $      (.10)
Weighted average number of
    common and common equivalent
    shares outstanding                                           $18,657,086     $16,753,952         $18,342,901      $15,357,218



                  The accompanying notes are an integral part
                     of the condensed financial statements.


                            CNS, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
                           (unaudited)
                                                                         Nine Months Ended
                                                                           September 30,

                                                                      1995                1994
OPERATING ACTIVITIES:
  Net income (loss)                                              $ 11,167,661        $ (1,495,528)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Gain on sale of discontinued operations                        (1,915,890)                  0
    Depreciation and amortization                                     154,544              32,251
    Changes in operating assets and liabilities:
      Accounts receivable                                          (6,458,044)           (679,721)
      Inventories                                                  (7,889,927)           (789,366)
      Prepaid expenses                                             (1,740,933)           (853,197)
      Net assets of discontinued operations                                 0            (337,582)
      Accounts payable and accrued expenses                         7,159,888             586,287

      Net cash provided by (used in) operating activities             477,299          (3,536,856)

INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                   (300,092)            (66,290)
  Payments for intangible assets                                      (50,856)            (72,751)

      Net cash used in investing activities                          (350,948)           (139,041)

FINANCING ACTIVITIES:
  Proceeds from sale of discontinued operations                     5,000,000                   0
  Proceeds from exercise of employee
    stock options                                                     211,714              75,837
  Proceeds from exercise of warrants,
    nonqualified options and other                                    807,800             171,000
  Net proceeds from public offering                                         0           9,661,932
      Net cash provided by financing activities                     6,019,514           9,908,769

Net increase
  in cash and cash equivalents                                      6,145,865           6,232,872

  Beginning cash and cash equivalents                               6,024,366             347,224

  Ending cash and cash equivalents                               $ 12,170,231        $  6,580,096



Supplemental schedule of non-cash operating and financing activities:
  A note receivable for $595,611 was received on June 1, 1995 when the Company sold the assets of its discontinued sleep division. $297,805 remains open at September 30, 1995.

                  The accompanying notes are an integral part
                     of the condensed financial statements.


                    NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of September 30, 1995 and 1994 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1994, and reference is hereby made to that report for detailed information on accounting policies.

1. The Company's balance sheet reflects Common Stock outstanding on a historical basis. Net income per common share for the three and nine month periods ended September 30, 1995 was based upon the weighted average of common and common equivalent shares outstanding during the period. Net loss per share of Common Stock for the three and nine month periods ended September 30, 1994 was based upon the weighted average number of common shares outstanding during the period. Common equivalent shares were not included because they were anti-dilutive.

2. The Company has a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate (8 3/4% at September 30, 1995), are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to 80% of eligible accounts receivable. There were no borrowings against this line of credit as of September 30, 1995. The line of credit expires on March 31, 1996.

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


On June 1, 1995, the Company completed the sale of all the assets of its Sleep Disorder Diagnostic Products Division (Sleep) to Aequitron Medical Inc. Net sale proceeds of $5,000,000 cash and a note receivable of $595,611 resulted in a gain on the sale of discontinued operations of $1,915,890 which is reflected in the nine month period ended September 30, 1995. The net income or loss of this operation is shown on the Condensed Statement of Operations as the income (loss) from discontinued operations. The net assets of Sleep were $2,990,990 at December 31, 1994. Continuing operations of the Company is soley related to the manufacture and marketing of the Breathe Right nasal strip, which is a non medicinal disposable device that improves nasal breathing by reducing nasal airflow resistance.

Unless otherwise noted, the following discussion of financial condition and results of operations relates only to the continuing operations of the Company.

Results of Operations:

Net sales of continuing operations increased to $10.3 million in the quarter ended September 30, 1995 from $.7 million in the quarter ended September 30, 1994. For the nine month period of 1995 net sales were $36.6 million, up from $1.6 million in the comparable nine month period of 1994. These significant increases of Breathe Right sales were due to increased consumer awareness as a result of the use of the Breathe Right nasal strips by professional athletes in several sports, as well as the commencement of national consumer advertising in newspapers, magazines and radio. The Company believes that the Breathe Right nasal strip sales to wholesalers and retailers represent an expansion of their inventories as well as a replenishment of product sold to consumers. The Company expected that the third quarter sales of the Breathe Right nasal strip would ease somewhat from the second quarter due to the expansion of inventories during the second quarter of 1995. Foreign sales of the Breathe Right nasal strip were $.7 million for the nine months ended September 30, 1995.

Gross profit was $6.8 million and $23.1 million compared to $.3 million and $.6 million in the third quarter and nine month periods of 1995 and 1994, respectively. As a percentage of sales, gross profit from sales was 65.9% and 63.3% for the two periods of 1995, respectively, compared to 46.0% and 36.9% for the same two periods of 1994 as a result of the efficiencies realized from the higher level of Breathe Right nasal strip sales.

Marketing and selling expenses were $4.8 million and $10.8 million in the third quarter and nine month periods of 1995, respectively, compared to $.8 million and $1.7 million in the same two periods of 1994, respectively. This significant increase results primarily from the marketing expenses associated with trade advertisements, consumer advertisements, and other product roll-out items for the Breathe Right nasal strip. Marketing and selling expenses were expected to increase significantly in 1995 as a result of the increased marketing and advertising of the Breathe Right nasal strip.

General and administrative expenses were $.6 million and $1.3 million for the third quarter and nine month period ended September 30, 1995, respectively, compared to $.1 million and $.4 million in the same two periods of 1994, respectively. These increases result from the additional personnel and systems required to support the Breathe Right nasal strip.

Research and Development expenses for the Breathe Right nasal strips are minimal.

The Company received interest income of $435,000 during the first nine months ending September 30, 1995 compared to approximately $141,000 during the same nine month period of 1994, primarily due to the Company's higher level of cash and cash equivalents in the 1995 period. Interest expense during the reporting periods represents the cost of minimal borrowings and maintaining the bank line of credit.

The tax expense of $1,060,000 on continuing operations represent the estimated tax rate from all of 1995 applied to earnings for the nine month period ended September 30, 1995.

Liquidity and Capital Resources:

At September 30, 1995, the Company had cash and cash equivalents of $12.2 million, working capital of $22.9 million and $1.25 million line of credit with a bank, subject to certain borrowing base restrictions. The Company had total assets at September 30, 1995 of $31.4 million, an increase of $19.8 million from $11.6 million at December 31, 1994. The increase primarily reflects the Company's net income, the receipt of proceeds from the sale of the sleep disorders product line and the increases in current liabilities during the first nine months of 1995.

The Company's operations provided approximately $.5 million in cash flow during the nine months ended September 30, 1995 compared to a use of cash of $3.5 million for the comparable nine month period of 1994. Cash provided in operations was primarily from net earnings, less an increase in accounts receivable of $6.5 million, an increase in inventories of $7.9 million, the gain on discontinued operations of $1.9 million offset by an increase in accounts payable and accrued expenses of $7.2 million.

With respect to investing activities, the Company made purchases of property and equipment totaling $300,000 during the first nine months of 1995 compared to $66,000 during the comparable nine months of 1994. Capitalized patent and trademark costs were approximately $51,000 in the first nine months of 1995 compared to $73,000 during the first nine months of 1994. The Company presently does not have any significant commitments for capital equipment.

At September 30, 1995, the Company had a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate, (8 3/4% at September 30, 1995) are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to 80% of eligible accounts receivable. There were no borrowings against this line of credit as of September 30, 1995. The line of credit expires on March 31, 1996.

During the nine month period ended September 30, 1995, the Company utilized net operating loss carryforwards totaling approximately $11,476,000. The remaining net operating loss and credit carryforwards at September 30, 1995 which are available to reduce income taxes payable in future periods total approximately $240,000 and $312,000 respectively, and expire at various times through 2009.

The Company believes that its existing funds and funds generated from operations, along with its bank line of credit, will be sufficient to support its planned operations for the foreseeable future.


                          PART II - OTHER INFORMATION



Item 1.       Legal Proceedings
              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information

              On November 8, 1995, the Company issued a press release (attached hereto as Exhibit 99.1) reporting that the U.S. Food and Drug Administration has cleared the Company's Breathe Right nasal strip for marketing with a new indication for use of the strip for the reduction or elimination of snoring.

              On November 9, 1995, the Company issued a press release (attached hereto as Exhibit 99.2) reporting that the Company received the official notice of allowance from the U.S. Patent Office with regard to a patent based on the original application of its Breathe Right nasal strips.

Item 6.       Exhibits and Reports of Form 8-K                              Page
              (a) Exhibits:
              Exhibit No. 11, Calculation of  Net Income (Loss) Per Share    12
              Exhibit No. 99.1, Press Release - FDA                          13
              Exhibit No. 99.2, Press Release - U.S. Patent                  14
              Exhibit No. 27, Financial Data Schedule (for SEC use only)

              (b) Reports on Form 8-K
                  The Company filed a current report on Form 8-K dated July 20,
              1995 reporting a Rights agreement which grants implicit rights to shareholders of record on August 3, 1995. No financial statements were filed.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CNS, Inc.
                                    Registrant





Date: November 14, 1995             By:      /s/  Richard E. Jahnke
                                             Richard E. Jahnke
                                             President & Chief Operating Officer





Date: November 14, 1995             By:      /s/  Ronald D. Cox
                                             Ronald D. Cox
                                             Vice President of Finance and Chief
                                             Financial Officer