Form 10-K
period 1995-12-31
CNS INC /DE/
filed 1996-03-08
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the Transition period from _________ to __________

                         COMMISSION FILE NUMBER: 0-16612

                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       41-1580270
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                                 P.O. BOX 39802
                              MINNEAPOLIS, MN 55439
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (612) 820-6696

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  TITLE OF EACH CLASS
                  COMMON STOCK, PAR VALUE OF $.01 PER SHARE
                  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, PAR VALUE OF $.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1996, assuming as market value the price of $20.75 per share, the closing sale price of the Company's Common Stock on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was $317,598,587.

As of March 5, 1996, the Company had outstanding 17,436,052 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held in April 1996, a definitive copy of which will be filed with the Commission within 120 days of December 31, 1995, is incorporated by reference into Part III of this Form 10-K.




                                TABLE OF CONTENTS

                                                                                                          Page
PART I

Item 1.     Business........................................................................................3
Item 2.     Properties.......................................................................................
Item 3.     Legal Proceedings................................................................................
Item 4.     Submission of Matters to a Vote of Security Holders..............................................

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............................
Item 6.     Selected Financial Data..........................................................................
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................................
Item 8.     Financial Statements and Supplementary Data......................................................
Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...........................................................................

PART III

Item 10.    Directors and Executive Officers of the Registrant...............................................
Item 11.    Executive Compensation...........................................................................
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................................
Item 13.    Certain Relationships and Related Transactions...................................................

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K............................................................................

SIGNATURES...................................................................................................

FINANCIAL STATEMENTS.........................................................................................F-1

FINANCIAL STATEMENT SCHEDULES................................................................................S-1

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ significantly from those projected in the forward-looking statements as a result, in part, of the risk factors set forth in the Company's Registration Statement on Form S-3 filed with the Commission on March 8, 1996 (the "Form S-3"). In connection with the forward-looking statements which appear in these disclosures, investors should carefully review the factors set forth in the Form S-3 under "Risk Factors."

                                     PART I

ITEM 1.  BUSINESS


BREATHE RIGHT NASAL STRIPS

CNS, Inc., (the "Company") manufactures and markets the Breathe Right nasal strip, which is a nonprescription single-use disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion. Broad consumer marketing of the Breathe Right nasal strip began in September 1994. Net sales of the Breathe Right nasal strip grew from $2.8 million in 1994 with a pre-tax loss of $2.6 million, to $48.6 million in 1995 with pre-tax income of $13.3 million. According to data collected by Information Resources, Inc., Breathe Right nasal strips became a leading sales volume producer during 1995 in the OTC cough, cold and allergy section of drug, grocery and mass merchant stores nationwide.

The Breathe Right nasal strip has two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any medication, thereby avoiding any medicinal side effects. The Company has received 510(k) clearances from the FDA to market the Breathe Right nasal strip for improvement of nasal breathing (October 1993), reduction or elimination of snoring (November 1995) and temporary relief of nasal congestion (February 1996). The Company believes that the Breathe Right nasal strip is the only non-prescription product in wide retail distribution that the FDA has cleared to market for the reduction or elimination of snoring.

The Breathe Right nasal strip is offered in three sizes (junior/small, small/medium and medium/large) to accommodate the range of nose sizes from a child's nose to an adult's nose. The Breathe Right nasal strip is packaged for the OTC market in quantities of 10 or 30 strips per box and for sporting goods retailers in quantities of eight strips per box. Product is sold to retailers or wholesalers in cases of 24 or 96 boxes per size or in a variety of display configurations ranging from 12 to 60 boxes each. The Company believes that the Breathe Right nasal strip is priced comparably to medicinal decongestants on a daily or nightly dosage basis at suggested retail prices of $4.99 for a box of ten, $11.99 for a box of 30 and $4.99 for an eight count sports pack that includes a plastic case to protect the strips.

MARKETS
The Company currently sells the Breathe Right nasal strip in the consumer OTC market, the professional medical market and the athletic market. Because a substantial number of people may be included in more than one market, the number of potential customers for the Breathe Right nasal strip does not equal the aggregate population of these markets.

CONSUMER OTC MARKET. The nose accounts for half of the total airway resistance involved in the respiratory system (i.e., half of the energy required for breathing). If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people with allergies, sinusitis and the common cold and by nasal obstruction due to a deviated nasal septum. The Company believes that people with deviated septa or other structural problems or chronic conditions such as snoring may be more predisposed to use the Breathe Right nasal strip on a regular or daily basis while seasonal sufferers would use the Breathe Right nasal strip as needed. People with the aforementioned conditions are currently the primary users of the product and are the primary targets of the Company's advertising.

         SNORING. The Company is currently concentrating the majority of its marketing efforts on the snoring market. In November 1995, the FDA cleared the Breathe Right nasal strip for marketing for the reduction or elimination of snoring. The Breathe Right nasal strip reduces nasal airflow resistance and therefore can reduce or eliminate snoring. Market research commissioned by the Company indicates that, in the U.S., approximately 78% of all households have at least one snorer, approximately 37 million people snore regularly (every night) and 50 million people snore occasionally. In a clinical study conducted at the Sleep Disorders Center in Cincinnati, Ohio, Breathe Right nasal strips were effective in reducing snoring loudness or eliminating snoring in 75% of the participants in the study. Additional clinical studies show that Breathe Right nasal strips may improve the quality of sleep. The Company believes that the Breathe Right nasal strip is the only non-prescription product in wide retail distribution that the FDA has cleared to market for the reduction or elimination of snoring.

         NASAL CONGESTION/OBSTRUCTION. The Company is also focusing its marketing efforts on the nasal congestion market. In February 1996, the FDA cleared the Breathe Right nasal strip for marketing for the temporary relief from the symptoms of nasal congestion. The Company believes the Breathe Right nasal strip can in many cases benefit those people who suffer from nasal congestion, stuffy nose and nasal obstruction resulting from the following conditions: (i) the common cold; (ii) allergies and sinus disease -- 35 million people in the U.S.; and (iii) deviated nasal septum and other nasal structural deficiencies -- 12 million people in the U.S. Clinical studies at the Oklahoma Allergy Clinic in Oklahoma City, Oklahoma and at Park Nicollet Clinic in Minneapolis, Minnesota have shown that the product relieves some of the symptoms associated with nasal congestion caused by allergies, and a clinical study at Mount Sinai Hospital, Toronto, Ontario has shown that the product relieves some of the symptoms of nasal obstruction due to septal deviation. The Company has submitted applications to the FDA to obtain clearance to market the product as a treatment for nasal obstruction associated with a deviated septum. For nasal congestion applications, the Company believes that the Breathe Right nasal strip is often used as either an alternative or adjunct to decongestant drugs (including nasal sprays and oral decongestants).

PROFESSIONAL MEDICAL MARKET. In 1996, the Company plans to increase its marketing efforts in the professional medical market. The Company will continue its program to educate physicians such as pulmonologists, otolaryngologists and allergists on the advantages of using the Breathe Right nasal strip for patients receiving various treatments for sleep apnea and chronic lung disease. The Company believes that these patients may become regular users of the product if it is recommended to them by their physicians. The Company believes that there are over one million sleep apnea and chronic lung disease patients receiving treatments and an additional 15 million chronic lung disease sufferers that may benefit from use of the Breathe Right nasal strip. The Company also believes that awareness of the product by physicians will increase their recommendations of the product for other applications. The Company is currently evaluating special packaging requirements to reach the hospital and home health care markets and is exploring how to reach these markets through OEM sales arrangements with medical products companies. As an alternative, the Company may establish an independent representative sales force to penetrate these markets.

ATHLETIC MARKET. The Company has begun to market the Breathe Right nasal strip for use during athletic activity. The Company believes that the product may make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. Clinical studies are being conducted to establish the benefit of use during athletic activity. The use of the Breathe Right nasal strip has been increasingly observed in football, and to a lesser extent in hockey, baseball and basketball, at the professional and collegiate levels. In addition, many recreational athletes, including runners and bikers have begun using the product regularly during their sports activities. The Company believes the use of the Breathe Right nasal strip will grow in recreational sports and has initially targeted the running market (approximately 9.6 million Americans are frequent runners according to Runners World magazine) and biking market (approximately 3.3 million cyclists in the U.S. ride at least 80 miles per month according to Bicycling magazine). Since the introduction of the product in October 1993, the Company has received publicity as a result of professional athletes wearing the Breathe Right nasal strip. The Company uses athletes to endorse the Breathe Right nasal strip to increase the visibility of the product, which thereby leads to awareness of the product for not only its athletic applications, but also for snoring, nasal congestion and other applications.

BUSINESS STRATEGY
The Company's strategy for increasing sales of its Breathe Right nasal strip and expanding its product line consists of:

INCREASING NEW CONSUMER PRODUCT TRIAL. The Company uses a combination of advertising, promotions and celebrity endorsements to increase consumer awareness of the Breathe Right nasal strip and its benefits and to encourage initial consumer trial of the product. The Company has implemented an advertising campaign which utilizes widely distributed magazines, nationally syndicated radio programs and network and cable television to establish the Breathe Right nasal strip as a leading OTC branded product for the relief of snoring and nasal congestion. A research study commissioned by the Company indicates that, of the persons surveyed in March 1995 and January 1996, total consumer awareness of a device used over the nose to improve nasal breathing and reduce snoring increased from 32% to 53% and household trial of the product increased from 1% to 5%.

INCREASING REPEAT USAGE. According to research data collected by an independent, nationally recognized consumer market research firm, approximately 28% of those who try Breathe Right nasal strips in the U.S. purchase additional product. To encourage repeat usage, the Company introduced a 30 count box, which carries a suggested retail price that is 20% less per strip than the 10 count box. At the end of 1995, the 30 count box was in 30% of the stores that carried the 10 count box, however the 30 count box accounted for approximately 25% of the Company's retail sales volume. The Company plans to increase the retail distribution of the 30 count box in 1996 and emphasize the 30 count box using in-box promotions and couponing programs to help encourage repeat usage.

EXPANDING PRESENCE IN INTERNATIONAL MARKETS. In August 1995, the Company signed an exclusive international distribution agreement with 3M to market the Breathe Right nasal strip outside the U.S. and Canada. 3M has begun the product introduction in several countries and expects the product to be available at retail in more than 12 international markets by the end of 1996.

EXPANDING PRESENCE IN OTHER MARKETS. The Company seeks to increase its presence in the professional medical market, which includes patients receiving various treatments for sleep apnea and chronic lung disease. The Company will educate physicians and pharmacists as to the efficacy and various applications of the Breathe Right nasal strip to gain their recommendations of the product for treatment of patients in this market as well as for relief from snoring and nasal congestion. In addition, largely as a result of NFL exposure, many sporting goods retailers have expressed an interest in carrying the product. The Company has developed special packaging for the sports market and plans to continue to leverage its high profile athletic endorsers to increase sales in the athletic market.

MARKETING NEW PRODUCTS THAT LEVERAGE DISTRIBUTION CHANNELS. The Company has established a strong brand identity for the Breathe Right name and strong distribution channels. As a result of its visibility and success to date, the Company is regularly presented with and evaluates new products. The Company plans to leverage its marketing and distribution strengths by acquiring or licensing the rights to those products that it believes have merit and attempt to bring them to market. There can be no assurance that any of these products will ever be marketed by the Company.

MARKETING STRATEGY
The Company began broad consumer marketing of the Breathe Right nasal strip in September 1994. According to data collected by Information Resources, Inc. ("IRI"), the Breathe Right nasal strip became a leading sales volume producer during 1995 in the cough, cold and allergy section of drug, grocery and mass merchant stores nationwide. In September 1995, the Company received two REX (retail excellence) awards from Drug Stores News magazine. The first award named the Breathe Right nasal strip as the best new product in the cough, cold and allergy section in U.S. drug stores. The second award named the product the "market maker of the year," the single most important product which disproportionately increased traffic and profits in U.S. drug stores.

The Company's marketing efforts are primarily directed to the OTC market. After receiving FDA clearance in November 1995 to market the Breathe Right nasal strip for the reduction or elimination of snoring, the Company's advertising focused on the snoring application for the product. The Company currently plans to begin advertising for the treatment of nasal congestion in the fall of 1996 coincident with the cold season.

The Company primarily uses a mix of consumer and trade promotions and magazine, radio and television advertising to market the Breathe Right nasal strip. Marketing communications are generally designed to promote trial of the Breathe Right nasal strip by increasing consumer awareness of the product's benefits.

The Company's print ads have featured full face photos of familiar faces (Jerry Rice, the Statue of Liberty, the Mona Lisa) wearing a Breathe Right nasal strip as well as a photo of the box and a description of the benefits of the product. The Company's radio campaign includes advertising on the nationally syndicated radio programs of Rush Limbaugh, Paul Harvey and Dr. Dean Edell. The Company recently launched its national cable television advertising program and advertised on network television during Super Bowl XXX.

The Company's paid advertising programs have been enhanced by media coverage of unsolicited use of Breathe Right nasal strips by professional athletes, including Herschel Walker of the New York Giants and Kirby Puckett of the Minnesota Twins. In addition, a number of radio and television personalties, including Rush Limbaugh, have provided unsolicited endorsements of the product on national radio and television programs.

The Company has also entered into endorsement agreements pursuant to which the following athletes will provide the Company with endorsement services:

            NAME                           TEAM/SPORT
            ----                           ----------
Jerry Rice                   San Francisco 49ers football team
Peter Bondra                 Washington Capitals hockey team
Michael Andretti             Race car driver
Luke and Murphy Jensen       Tennis players
Ann Marie Lauck              U.S. Olympic marathon runner
The Volvo/Cannondale         Mountain bike racers
  Mountain Bike Team
Manuel Lagos                 Minnesota Thunder soccer team
Eddy Matzger                 In-line speed skater

The Company believes that use by professional athletes increases the visibility of the product, which thereby leads to greater awareness of the product for not only its athletic applications but also for snoring, nasal congestion and other applications, and also makes it more acceptable for consumers to wear the highly visible product.

The Company also uses product promotion programs, such as coupons, and public relations activities to encourage product trial and repeat purchases. Typically, coupons for the Breathe Right nasal strip appear three to four times each year in free standing inserts (FSIs) that are included in Sunday newspapers and are often tied to a holiday or special event theme such as Super Bowl, Fathers Day, or the Christmas holidays (stocking stuffer). To increase consumer product awareness, the Company also uses public relations programs associated with "special events," such as sponsoring marathons, providing product to certain professional athletic teams and sponsoring radio station contests in conjunction with certain holidays.

The Company also has a program aimed at educating pharmacists and physicians as to the efficacy of the product for various applications and the drug free nature of the product in order to gain their recommendations of the product. The Company believes that educating the professional medical market will lead to both recommendations for use of the product in that market and for other applications, such as for snoring and nasal congestion.

Because the Breathe Right nasal strip is sold as an OTC product, sales of the product will depend in part upon the degree to which the consumer is aware of the product and is satisfied with its use, which also influences repeat usage and word of mouth referrals. A research study commissioned by the Company indicates that approximately 5% of households in the U.S. include a person that has tried Breathe Right nasal strips, and research data collected by a nationally recognized consumer market research firm indicates that approximately 28% of those who have tried Breathe Right nasal strips purchased additional product.

The Company conducted consumer awareness surveys in March 1995, September 1995 and January 1996 in which 1,000 consumers over the age of 18 were surveyed by telephone. Unaided product awareness, where respondents identified a nasal strip as a product designed to help people breathe more easily or provide relief from snoring, increased from 6% in March 1995 to 16% in January 1996. Aided product awareness, where the respondents were asked if they were aware of a product worn across the nose which is designed to help people breathe and can also be used to reduce snoring, increased from 26% in March 1995 to 37% in January 1996. Therefore, as of January 1996, 53% of the consumers surveyed had some level of awareness of a nasal strip product. Unaided awareness of the Breathe Right brand name increased from 2% in March 1995 to 7% in January 1996.

DOMESTIC DISTRIBUTION

OTC MARKET. The Breathe Right nasal strip is sold as an OTC product in drug stores, grocery stores and mass merchant chain stores. In addition, product distribution has recently begun to military base stores and convenience stores in the U.S. The Company sells product to these retailers through a network of independent sales representatives referred to in the industry as non-food general merchandise brokers. Presently, the Company uses eight broker groups who call on the chain drug, grocery and mass merchant accounts and the wholesalers who serve primarily the independent drug stores and many of the grocery stores in the U.S. Another broker calls on U.S. military base commissaries and post exchanges, and the Company has a master broker to market to the convenience store market.

The Company regularly uses IRI InfoScan data to determine market penetration of Breathe Right nasal strips. IRI measures the all commodity volume ("ACV") distribution of the Breathe Right nasal strip, which is the total sales volume of stores in which the Breathe Right nasal strip is sold as a percentage of total sales volume of all stores in that category. The following table shows ACV distribution of the Breathe Right nasal strip for the four-week periods ended:


                           1/1/95       3/26/95       7/16/95       10/8/95       12/31/95
Drug store ACV               65%          86%           94%           98%            98%
Grocery store ACV            20%          33%           53%           61%            71%
Mass merchant ACV            10%          85%           94%           97%            99%


While the Company believes that it has widespread distribution, the 30 count box that was first distributed to retailers in August 1995 was only available in stores which accounted for approximately 40% of the total drug store sales volume, 5% of the total grocery store sales volume and 60% of the total mass merchant sales volume by the end of 1995. The Company intends to emphasize increasing the distribution (and availability to the consumer) of the 30 count box during 1996. Since the 30 count box carries a suggested retail price that is 20% lower per strip than the strips in the 10 count box, the Company believes that increased availability of the 30 count box will help encourage repeat usage.

Although the Company's advertising currently focuses on the snoring application, the Breathe Right nasal strip is typically positioned in the cough, cold and allergy section of the store because Breathe Right nasal strips provide benefits similar to those obtained with decongestant products. There is typically no section in stores for snoring relief products. Due to the strong sales levels of the Breathe Right nasal strip and its rapid sales growth, many store managers have also placed the product in secondary locations, such as on the pharmacy counter or in special sections located at the end of an aisle reserved for better selling products. The Company believes that the Breathe Right nasal strip is priced competitively with decongestant drugs (including nasal sprays and oral decongestants) on a per dose basis.

The Company's OTC customers for the Breathe Right nasal strip include national drug store, grocery store and mass merchant chains such as Walgreens, Eckerd, REVCO, Kroger, Safeway, Wal-Mart, Kmart and Target, as well as regional and independent stores in the same store categories. In 1995, no OTC customer represented more than 3% of the retail stores that carried the product, and one retailer accounted for approximately 13% of Breathe Right nasal strip sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could temporarily disrupt distribution of the Breathe Right nasal strip.

PROFESSIONAL MEDICAL MARKET. The Company believes that establishing a strong presence in the professional medical market will not only increase sales to this market, but will also result in physicians recommending the product for other applications. The Company has sold the product to this market in small quantities either directly or through a few small respiratory specialty distributors. The Company is currently evaluating special packaging requirements to reach the hospital and home health care markets and is exploring how to reach these markets through OEM sales arrangements with medical products companies. As an alternative, the Company may establish an independent representative sales force to penetrate these markets.


ATHLETIC MARKET. Largely as a result of the exposure that the Breathe Right nasal strips received when NFL football players began wearing them, many sporting goods retailers expressed an interest in carrying the product. A special package has been developed for this market and the Company has contracted with E-Z Gard, Inc. (a mouth guard manufacturer) to act as master broker to provide sales and distribution to the sporting goods retailer market in the U.S. and Canada. The Breathe Right nasal strips sports package was first available in September 1995 and is distributed to sporting goods stores and mass merchant sports departments. In addition, many drug stores carry the sports package in their sports medicine section.

INTERNATIONAL DISTRIBUTION
The Company executed an international distributor agreement with 3M in August 1995 pursuant to which 3M has the exclusive right to distribute the Breathe Right nasal strip outside of the U.S. and Canada. 3M has operations in over 60 foreign countries. The product is marketed internationally under the co-brand of "3M Breathe Right nasal strips" in order to benefit from both 3M's brand name and the publicity that the Breathe Right brand name has received. Under the terms of the agreement, 3M buys product from the Company either in finished form in 3M boxes or in bulk quantities to be packaged by 3M's international subsidiaries. All sales to 3M are denominated in U.S. dollars. 3M is responsible for obtaining all necessary regulatory approvals outside of the U.S. and for all marketing and selling expenses. The agreement contains certain minimum performance objectives and breakup provisions.

3M began training its international sales force on the Breathe Right nasal strip product line in October 1995. Package designs for several countries were completed and initial product orders were placed by the end of 1995. The Company expects that product will be on retail shelves in Japan and several European countries by March 31, 1996 and in a total of at least 12 foreign countries by the end of 1996.

In 1995, the Company arranged with LOCIN Industries, a Canadian dental floss company, to establish distribution in the Canadian market. During 1995, LOCIN distributed the product to drug stores in Canada. During 1996, LOCIN may purchase product in bulk and package it at its facility and assume responsibility for cooperative advertising programs.

POTENTIAL LINE EXTENSIONS AND NEW PRODUCTS

BREATHE RIGHT NASAL STRIP ENHANCEMENTS AND LINE EXTENSIONS. The Company is currently evaluating a number of enhancements to the existing Breathe Right nasal strip product line. These enhancements include a modification that would increase the dilating force of the strip without diminishing the strip's ability to stay in place, an enhancement that would reduce the potential for irritation over the top of the nose and production of nasal strips with different colors, insignias and cartoon or other characters, and scented nasal strips.

NEW PRODUCTS. As a result of the Company's established distribution channels and highly visible success with the Breathe Right nasal strip, the Company is frequently approached by individuals and smaller companies to explore the possibility of partnering with the Company to manufacture and market new product ideas. The Company routinely evaluates the merit of these products, and from time to time may acquire or license the rights to innovative products which it believes could successfully be sold through the Company's established distribution channels.

The Company has entered into contractual arrangements for a number of products which are in various stages of evaluation and testing prior to potential market launch. The Company plans to incur costs of approximately $1.0 million relating to evaluation and test marketing of these products in 1996 and expects to launch one product, the TheraPatch in 1996. Most, if not all, of these products are regulated to varying degrees by the FDA and some will require extensive clinical studies and regulatory approvals prior to marketing. There can be no assurance that any required regulatory approvals will be obtained or, other than the TheraPatch, that the Company will market any of these products. Products currently being evaluated by the Company include:

THERAPATCH EXTERNAL ANALGESIC PATCH. The TheraPatch is a 2" by 3" external analgesic patch designed for temporary relief of pain from arthritis, simple backaches and muscular aches and strains. The patch is coated with a proprietary hydrogel formulation which, when placed on the skin, creates a cutaneous sensation that interferes with the sensation of pain. The Company believes that the TheraPatch design allows it to provide longer lasting relief (four to six hours) than similar patches or external analgesic creams (60 to 90 minutes) currently on the market. The Company, however, will not be able to make any claims as to duration without FDA approval. The Company is planning to test market the patch in late spring and summer 1996, with broad scale product marketing dependent upon favorable test market results and compliance with applicable FDA requirements.

The FDA has issued a deferment letter to the product's manufacturer which allows the product to be marketed and defers the product's regulatory status until the FDA publishes a Final Monograph on External Analgesics. After the Final Monograph is published, the Company will have one year to comply with the FDA's requirements listed in the Final Monograph.

POLLEN-GUARD GEL. The Company has the right to enter into an exclusive, worldwide license agreement covering the patent and pending patent applications on the Pollen-Guard Gel, which is an ionized gel product that can be applied around the nostrils. The gel dries clear, colorless and odorless and creates a local electrostatic field. The product has been the subject of favorable preliminary laboratory and clinical tests, and a Company-sponsored clinical study is currently in progress.

The Company believes that this product reduces the inhalation of airborne contaminants such as pollen, mold spores and dust, which will thereby reduce allergic symptoms. The Company is not aware of similar competitive products.

SMOKING CESSATION AND APPETITE SUPPRESSANT PRODUCTS. The Company plans to perform clinical tests on two products that utilize a chemical compound that is used as a common food additive found in cereals, milk, dairy products and other common foods and is listed on the Flavor and Extract Manufacturers Generally Regarded As Safe List. The compound is naturally found in the Virginia tobacco leaf and is used as an additive in the manufacture of cigarettes. The Company believes that the compound, when inhaled, may be effective as an adjunct to assist in stopping smoking or as a smoking substitute product, and may also be useful in suppressing appetite, resulting in weight loss, but the Company has not completed any clinical studies on these products to date. The licensor of the product obtained a patent on the appetite suppressant product in 1985 and on the smoking cessation product in 1994 and the Company has licensed the rights to the patents.

The Company intends to proceed with formal clinical studies, and if they are successful the Company will attempt to gain FDA clearance to market both products. FDA clearance of such products will require filing a new drug application and completion of extensive clinical studies, the protocols and results of which must be satisfactory to the FDA. The Company is aware of one competitive product for smoking cessation that is currently being distributed in Europe.

LARYNGOSCOPE DENTAL WARNING SYSTEM. A laryngoscope is a medical device used in the process of intubation, which involves insertion of a breathing tube into a patient's trachea by passing it through the mouth and throat. During the process of intubation, the laryngoscope's blade has a tendency to be pressed against the patient's top teeth, at times causing damage to those teeth or to adjacent bridge work. The laryngoscope dental warning system uses a disposable warning circuit embedded into a thin plastic strip placed on the bottom of the laryngoscope's blade to warn the user when the blade makes contact with the teeth, allowing the physician to avoid damaging the patient's teeth. Approximately 19 million surgeries are performed each year in the U.S., which are preceded by intubations. The reported incidence of dental damage is approximately one per 1,000 cases.

The licensor of the product has a patent application pending with the U.S. Patent Office. The Company intends to finalize the design of the product, manufacture and test the product and submit an application with the FDA to obtain regulatory clearance to market the product by the fall of 1996. The Company is not aware of any similar devices on the market.

MANUFACTURING AND OPERATIONS
The Company currently sub-contracts with five manufacturers (and has qualified two additional manufacturers), known as converters, to produce the Breathe Right nasal strip and does no in-house fabrication. Three of the converters are capable of providing full turnkey service and ship product to the Company that is completely packaged ready to be sold to retailers. The others provide semi-finished goods to the Company that require final packaging. To complete these products, the Company has the ability to wrap individual strips in the paper sleeve in-house and subcontracts the final packaging out to one of seven qualified packaging subcontractors.

Each of these converters builds the product to the Company's specifications using materials specified by the Company and, for the major materials, places orders against a supply agreement negotiated by the Company with the material manufacturer. The converters have all entered into confidentiality agreements with the Company to protect the Company's intellectual property rights. Company quality control and operations personnel periodically visit the converters to observe processes and procedures. Finished goods are inspected at the Company to insure that they meet quality requirements. The Company inspects its converters on a regular basis and is not aware of any material violation of FDA Good Manufacturing Practice Standards. The Company works closely with its material vendors and converters to reduce scrap and waste, improve efficiency, and improve yields to reduce the manufacturing costs of the product. These efforts, combined with volume efficiencies, have resulted in higher gross margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

To ensure consistent quality and favorable pricing, the Company has entered into a multi-year material supply agreement with 3M for the major components of the Breathe Right nasal strip. Although similar materials are currently available from other suppliers, the Company believes that 3M's materials are of superior quality. Although the Company believes that this relationship will not be disrupted or terminated, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost effective manner, if and as required in the future, could adversely affect the Company's operations until new sources of these components become available, if at all. In addition, while the Company does not expect 3M to do so, 3M has the right to discontinue its production or sale of these products at any time with 90 days notice to the Company.

In the first quarter of 1995, a rapid increase in demand for the product resulted in the Company being unable to secure delivery of sufficient raw materials to avoid large back orders and out of stock situations at the retail level. It took until the end of the second quarter of 1995 for the Company to eliminate the back orders and to begin building inventory. The Company believes that its converters can produce sufficient quantities of product to meet the Company's current and projected requirements.

The Company plans to use a portion of the net proceeds of this offering to supplement the manufacturing capacity of its packaging subcontractors and converters with its own manufacturing capabilities. The Company believes that this will allow it to be more flexible and responsive to changes in the mix of final packaging requirements while managing both product costs and inventory levels.

COMPETITION
The Company believes that the market for decongestant products is highly competitive while the market for products for the reduction or elimination of snoring may become more competitive in the future. The Company's competition in the OTC market for decongestant products and other cold, allergy and sinus relief products consist primarily of pharmaceutical products and products similar to the Breathe Right nasal strip. Products that compete with the Breathe Right nasal strip in the OTC market for snoring remedies consist primarily of internal nasal dilators and products similar to the Breathe Right nasal strip. Many of the manufacturers of the pharmaceutical products that compete with the Breathe Right nasal strip have significantly greater financial and operating resources than the Company. In addition, these competitors may develop products which are able to circumvent the Company's patents.

GOVERNMENT REGULATION
As a manufacturer and marketer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. The Company must comply with a variety of regulations, including the FDA's Good Manufacturing Practice regulations, and is subject to periodic inspections by the FDA and applicable state and foreign agencies. If the FDA believes that its regulations have not been fulfilled, it may implement extensive enforcement powers, including the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations. The Company believes that it is currently in compliance with applicable FDA regulations.

FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices, usually invasive, for which pre-market approval (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness. The Breathe Right nasal strip has not yet been classified.

Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application ("PMA"). A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) approvals to market the Breathe Right nasal strip as a device that can (i) reduce or eliminate snoring, (ii) temporarily relieve the symptoms of nasal congestion and stuffy nose and (iii) improve nasal breathing by reducing nasal airflow resistance.

In addition to the Company's medical device products, the Company has entered into an agreement to manufacture and market a smoking substitute and appetite suppressant product that the FDA may classify as a "New Drug." The FDA must approve safety and effectiveness for each labeled use before a New Drug can be sold. As part of the requirements for obtaining approval of a New Drug, the Company will be required to conduct extensive preclinical studies to determine the safety and efficacy of the drug. Upon completion of these studies, the Company will submit an Investigational New Drug application ("IND") to the FDA, which permits the Company to begin clinical trials.

These clinical trials of the products must be conducted and the results submitted to the FDA as part of a New Drug Application ("NDA"). The FDA must approve the NDA before pharmaceutical products may be sold in the U.S. The grant of regulatory approvals often takes a number of years and may involve the expenditure of substantial resources. There is no assurance that NDAs will be approved for the Company's products if any are required. Even after initial FDA approval has been granted, further studies may be conducted to provide additional data on safety or efficacy or to obtain approval for marketing the drug as a treatment for disease indications in addition to those originally approved. In addition, the FDA can revoke its approval even after it has initially been given.

Sales of the Company's products outside the U.S. are subject to regulatory requirements governing human clinical trials and marketing approval for drugs, and such requirements vary widely from country to country. Under its agreement with the Company, 3M is responsible for obtaining all necessary regulatory approvals outside the U.S. The Company believes it has provided 3M with the necessary documentation to enable 3M to obtain the "CE" mark, an international symbol of quality and compliance with applicable European medical device directives, and 3M is affixing the CE mark on the Company's products in Europe.

No assurance can be given that the FDA or state or foreign regulatory agencies will give on a timely basis, if at all, the requisite approvals or clearances for additional applications for the Breathe Right nasal strip or for any of the Company's products which are under development. Moreover, after clearance is given, the Company is required to advise the FDA and these other regulatory agencies of modifications to its products. These agencies have the power to withdraw the clearance or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of the Company's products. Furthermore, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

The Company is also subject to substantial federal, state and local regulation regarding occupational health and safety, environmental protection, hazardous substance control and waste management and disposal, among others.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS
The Company entered into a license agreement in 1992 (the "License Agreement") pursuant to which the Company acquired from the licensor (the "Licensor") the exclusive rights to manufacture and sell the Breathe Right nasal strip. Pursuant to the License Agreement, the Company has the exclusive right to manufacture, sell and otherwise practice any invention, including the Breathe Right nasal strip, claimed in the Licensor's patent applications related thereto and all patents issued in any country which correspond to those applications. The Company must pay royalties to the Licensor based on sales of the Breathe Right nasal strip including certain minimum royalty amounts to maintain its exclusivity. The Company is also responsible for all costs and expenses incurred in obtaining and maintaining patents related to the Breathe Right nasal strip.

The Licensor has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. The Licensor has received notice of allowance from the U.S. Patent and Trademark Office in two of its patent applications covering the Breathe Right nasal strip, including one with claims that cover the single-body construction of the Breathe Right nasal strip. A third patent application has issued as a patent, and a fourth application has received notice of allowance covering structural changes to the product. A fifth application pending has just recently been filed and remains pending. The Licensor has also obtained patent protection on the Breathe Right nasal strip in two foreign countries and has applications pending which seek patent protection in 23 additional countries. In addition to its patent position, the Company believes that its position as the first entrant in the market and the design knowledge, which the Company has protected as trade secrets, will provide the Company with advantages over possible competition.

If the Licensor obtains additional patents covering the Breathe Right nasal strip, there can be no assurance that they, or the patent already issued, will effectively foreclose the development of competitive products or that the Company will have sufficient resources to pursue enforcement of any patents issued. The Company intends to aggressively enforce the patents covering the Breathe Right nasal strip, when and if they are issued. In order to enforce any patents issued covering the Breathe Right nasal strip, the Company may have to engage in litigation, which may result in substantial cost to the Company and counterclaims against the Company. Any adverse outcome of such litigation could have a negative impact on the Company's business.

The Company believes its trademarks are important as protection for the Company's names and advertising. The Company has initiated opposition proceedings in the U.S. Patent and Trademark Office against two competitors that are attempting to register trademarks that are substantially similar to "Breathe Right" and has filed a trademark infringement suit against one of them.

There can be no assurance that the Company's technology will not be challenged on the grounds that the Company's products infringe on patents, copyrights or other proprietary information owned or claimed by others or that others will not successfully utilize part or all of the Company's technology without compensation to the Company. The Company will attempt to protect its technologies and proprietary information as trade secrets.

EMPLOYEES
At March 1, 1996, the Company had 37 full-time employees, of whom 13 were engaged in operations, 12 in general administration, 10 in marketing and sales and two in new products and business development. There are no unions representing Company employees. Relations with its employees are believed to be good and there are no pending or threatened labor employment disputes or work interruptions.


                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages of the Company's Executive Officers together with all positions and offices held with the Company by such Executive Officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until their successors have been elected and have qualified.

     Name and Age                                  Office
     ------------                                  ------

Daniel E. Cohen, M.D. (43)              Chairman of the Board, Chief Executive
                                        Officer, Treasurer and Director

Richard E. Jahnke (47)                  President, Chief Operating Officer and
                                        Director

M. W. Anderson, Ph.D. (45)              Vice President of Clinical and
                                        Regulatory Affairs

David J. Byrd (42)                      Vice President of Finance and Chief
                                        Financial Officer

William Doubek (40)                     Vice President of Operations

Rihab FitzGerald (44)                   Vice President of Consumer Sales

Kirk P. Hodgdon (36)                    Vice President of Consumer Marketing

Gerhard Tschautscher (39)               Vice President of International and
                                        Professional Medical Marketing

         Daniel E. Cohen, M.D. has served as the Company's Chairman of the Board since 1993, its Chief Executive Officer since 1989 and a director and the Treasurer since 1982 . Dr. Cohen was a founder of the Company and is a board-certified neurologist.

         Richard E. Jahnke has served as the Company's President and Chief Operating Officer and as a director since 1993. From 1991 to 1993, he was Executive Vice President and Chief Operating Officer of Lemna Corporation, which manufactures and sells waste water treatment systems. From 1986 to 1991, Mr. Jahnke was general manager of the government operations division of ADC Telecommunications, an electronic communications systems manufacturer. From 1982 to 1986, he was Director of Marketing and Business and Technical Development at BMC Industries, Inc. From 1972 to 1982, he held various positions of increasing responsibility in engineering, sales and marketing management at 3M Company.

         M. W. Anderson, Ph.D. has served as the Company's Vice President of Clinical and Regulatory Affairs and Vice President of Research and Development since 1990. He has served in various capacities since joining the Company in 1984, including Director of Applications Research and Director of Research and Development. Prior to joining the Company in 1984, Dr. Anderson was an Assistant Professor at the University of Minnesota's College of Pharmacy.

         David J. Byrd has served as the Company's Vice President of Finance and Chief Financial Officer since February 1996. Prior to joining the Company, Mr. Byrd was Chief Financial Officer and Treasurer of Medisys, Inc., a health care services company, since 1991. From 1975 to 1991, Mr. Byrd was employed by Coopers & Lybrand, where he was a partner from 1986 to 1991. Mr. Byrd is a certified public accountant.

         William Doubek has served as the Company's Vice President of Operations since 1990, Director of Operations from 1986 to 1990 and was the Company's Senior Engineer from 1982 to 1986. Prior to joining the Company in 1982, Mr. Doubek served as Senior Project Engineer at Medtronic, Inc., a manufacturer of medical devices, Senior Engineer at Micro Control Company, a manufacturer of computer testing equipment, and Electrical Engineer at Palico Instrument Company, a manufacturer of computer testing equipment.

         Rihab Fitzgerald has served as the Company's Vice President of Consumer Sales since August 1993, Vice President of Sales and Marketing from 1990 to August 1993 and Director of Marketing from 1985 to 1990. Prior to joining the Company in 1984, Ms. Fitzgerald was employed in sales and marketing with Nicolet Instrument Corporation, a medical devices manufacturer.

         Kirk P. Hodgdon has been the Company's Vice President of Marketing since February 1994. Prior to joining the Company, Mr. Hodgdon served as: Vice President-Management Supervisor at Gage Marketing Communications, a marketing services company, from 1993 to February 1994; Vice President - Account Supervisor at U.S. Communications, a marketing agency, from 1989 to 1993; and Marketing Manager at Land O'Lakes, Inc., a consumer foods cooperative, from 1988 to 1989.

         Gerhard Tschautscher has served as the Company's Vice President of International and Professional Medical Marketing since January 1994 and as a Company Product Director and as the International Sales Marketing and Sales Director between 1988 and December 1993.

ITEM 2.  PROPERTIES

         The Company leases approximately 80,000 square feet of office, manufacturing and warehouse space in Bloomington, Minnesota. The lease expires in December 2000.

ITEM 3.  LEGAL PROCEEDINGS

Except as otherwise disclosed in this Form 10-K, no material legal proceedings are pending or known to be contemplated to which the Company is a party or to which any of its property is subject, and the Company knows of no material legal proceedings pending or threatened, or judgments against any director or officer of the Company in his or her capacity as such.

In October 1995, an individual commenced a lawsuit against the Company in U.S. District Court for the Northern District of Ohio claiming that the Breathe Right nasal strip infringes the plaintiff's patents relating to a facial cleanser. The plaintiff is seeking an undefined amount of monetary damages from the Company and an order enjoining the Company from infringing on his patents. The plaintiff's patents cover a facial cleanser for a person's nose. The facial cleanser consists of an elongated strip which can be bent and which is formed of material suitable for scraping one's skin. The facial cleanser has gripping means in the form of indentations at the ends of the strips and an absorbent pad which is impregnated with a topically effective agent for application to the surface of the skin being cleansed. The Company believes that the suit is completely without merit and has denied all material allegations in the complaint and is vigorously defending itself based upon what it considers meritorious defenses.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                           PRICE RANGE OF COMMON STOCK

         The Common Stock of the Company has been traded under the symbol "CNXS" on the Nasdaq National Market since April 8, 1994 and was traded on the Nasdaq SmallCap Market prior to April 8, 1994. The following table sets forth the high and low bid prices of the Company's Common Stock for the periods for which it was traded on the SmallCap Market and sets forth the high and low last sale prices for the periods for which it has been traded on the National Market. The Nasdaq SmallCap Market bid quotations represent interdealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The prices prior to June 23, 1995 have been adjusted to reflect the Company's two-for-one stock split.

                                                     High      Low
1994

First Quarter..................................     4-3/4      2-15/16
Second Quarter.................................     4          2-5/8
Third Quarter..................................     4-1/16     2-1/4
Fourth Quarter.................................     4-13/16    2-7/8

1995

First Quarter..................................      9-5/8     4-7/16
Second Quarter ................................     19         9-15/16
Third Quarter..................................     24-1/4    13-1/8
Fourth Quarter.................................     17-3/8     9-1/2

         On March 1, 1996, the last sale price of the Common Stock as reported on the Nasdaq National Market was $18.875. As of March 1, 1996, there were approximately 2,000 owners of record of Common Stock.


                                 DIVIDEND POLICY

         The Company has never paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business considerations.


ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)



                                                        YEAR ENDED DECEMBER 31,
                                         1991       1992        1993         1994        1995
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA (1):
Net sales                              $    --    $    --     $    93      $ 2,798      $48,632
Cost of goods sold                          --         --          49        1,790       17,555
 Gross profit                               --         --          44        1,008       31,077
Operating expenses:
  Marketing and selling                     --         --          --        3,100       16,695
  General and administrative                --         --         440          666        1,984
  Total operating expenses                  --         --         440        3,766       18,679
  Operating income (loss)                   --         --        (396)      (2,758)      12,398
Other income, net                           --         --          97          200          572
  Income (loss) from continuing             --         --        (299)      (2,558)      12,970
   operations before income taxes
Income tax benefit                          --         --          --           --          341
  Income (loss) from continuing             --         --        (299)      (2,558)      13,311
   operations
  Loss from operations of                 (840)      (808)     (1,132)        (309)        (460)
   discontinued  sleep division
Gain on sale of sleep division              --         --          --           --        1,226
  Net income (loss)                    $  (840)   $  (808)    $(1,431)     $(2,867)     $14,077
  Net income (loss) per common and
   common equivalent share:
  From continuing operations                --         --        (.02)        (.16)         .72
  From discontinued operations            (.08)      (.07)       (.09)        (.02)         .04
   Net income (loss)                   $  (.08)   $  (.07)    $  (.11)     $  (.18)     $   .76
Weighted average number of common
 and common equivalent shares
 outstanding                            10,065     12,276      13,145       15,755       18,376


                                               DECEMBER 31,
                            1991       1992       1993       1994        1995
                                              (IN THOUSANDS)
BALANCE SHEET DATA
 (1):
Working capital            $3,233     $5,201     $3,717     $10,790     $25,855
Total assets                3,233      5,201      3,872      11,613      32,341
Stockholders' equity        3,233      5,201      3,872      11,207      26,885

(1) Until June 1995, the Company manufactured and marketed diagnostic devices for sleep disorders. This line of business was sold in June 1995 and is reported as discontinued operations.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this Form 10-K. In the opinion of the Company's management, the quarterly unaudited information set forth below has been prepared on the same basis as the audited financial information, and includes all adjustments (consisting only of normal, recurring adjustments) necessary to present this information fairly when read in conjunction with the Company's Financial Statements and Notes thereto contained elsewhere in this Form 10- K.

OVERVIEW
The Company was founded in 1982. From 1987 until 1995, the Company designed, manufactured and marketed computer-based diagnostic devices for sleep disorders. In 1995, the Company focused on the Breathe Right nasal strip and divested itself of the assets related to its sleep disorders business. Unless otherwise noted, the following discussion of financial condition and results of operations relate only to continuing operations of the Company.

The Company's revenues are derived from the manufacture and sale of the Breathe Right nasal strip. Revenue from sales is recognized when earned, generally at the time products are shipped. The Company obtained the license to manufacture and sell the Breathe Right nasal strip in 1992 and received FDA clearance in October 1993 to market the Breathe Right nasal strip as a product which improves nasal breathing.

In September 1994, the Company launched its consumer marketing program which was enhanced by broad media coverage of the use of Breathe Right nasal strips by professional football players. At the same time, a number of radio and television personalities provided unsolicited endorsements of the product on national radio and television.

In the first quarter of 1995, a rapid increase in demand for the product resulted in the Company being unable to secure delivery of sufficient raw materials to avoid large back orders and out of stock situations at the retail level. It took until the end of the second quarter of 1995 for the Company to eliminate the back orders and to begin building inventory.

During 1995, the Company continued its marketing efforts and also focused on expanding its distribution network both domestically and internationally. In August 1995, the Company signed an exclusive international distribution agreement with 3M to market Breathe Right nasal strips outside the U.S. and Canada. At the end of 1995, Breathe Right nasal strips were available in stores which account for approximately 98% of total drug store sales volume, 99% of total mass merchant sales volume and 71% of total grocery store sales volume in the U.S.

In November 1995, the Company received FDA clearance to market the Breathe Right nasal strip for the reduction or elimination of snoring and began marketing programs emphasizing the snoring benefits of the product. In February 1996, the Company received FDA clearance to market the Breathe Right nasal strip for the temporary relief of nasal congestion and thereafter launched a media program to increase consumer awareness of the benefits of the product for this application.

OPERATING RESULTS
The table below sets forth certain selected financial information of the Company for the periods indicated.

                                               THREE MONTHS ENDED                YEAR ENDED
                                   MAR 31,    JUN 30,    SEP 30,     DEC 31,       DEC 31,
                                    1994        1994       1994        1994         1994
                                                        (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Net sales                           $ 344      $ 529      $  682     $ 1,243       $ 2,798
Cost of goods sold                    248        364         368         809         1,790
 Gross profit                          96        165         314         434         1,008
Operating expenses:
 Marketing and selling                387        517         839       1,357         3,100
 General and administrative           140        182         184         160           666
  Total operating expenses            527        699       1,023       1,517         3,766
  Operating income (loss)            (431)      (534)       (709)     (1,083)       (2,758)
Other income, net                      (3)        60          78          64           200
Income (loss) from continuing
 operations before income taxes     $(434)     $(474)     $ (631)    $(1,019)      $(2,558)

                                               THREE MONTHS ENDED                YEAR ENDED
                                  MAR 31,     JUN 30,     SEP 30,     DEC 31,      DEC 31,
                                    1995       1995        1995        1995         1995

STATEMENTS OF OPERATIONS DATA:
Net sales                          $7,459     $18,818     $10,288     $12,066      $48,632
Cost of goods sold                  2,850       7,072       3,513       4,119       17,555
 Gross profit                       4,609      11,746       6,775       7,947       31,077
Operating expenses:
 Marketing and selling              2,140       3,788       4,836       5,931       16,695
 General and administrative           300         384         642         657        1,984
  Total operating expenses          2,440       4,172       5,478       6,588       18,679
  Operating income (loss)           2,169       7,574       1,297       1,359       12,398
Other income, net                      84         124         214         149          572
Income (loss) from continuing
 operations before income taxes    $2,253     $ 7,698     $ 1,511     $ 1,508      $12,970


The table below sets forth the percentage of net sales represented by certain items included in the Company's statement of operations for the periods indicated.

                                              THREE MONTHS ENDED               YEAR ENDED
                                   MAR 31,    JUN 30,    SEP 30,    DEC 31,      DEC 31,
                                    1994        1994       1994       1994        1994
STATEMENTS OF OPERATIONS DATA:
Net sales                           100.0%      100.0%     100.0%    100.0%       100.0%
Cost of goods sold                   72.1        68.8       54.0      65.1         63.9
 Gross profit                        27.9        31.2       46.0      34.9         36.1
Operating expenses:
 Marketing and selling              112.5        97.7      123.0     109.1        110.8
 General and administrative          40.7        34.4       27.0      12.9         23.8
  Total operating expenses          153.2       132.1      150.0     122.0        134.6
  Operating income (loss)          (125.3)     (100.9)    (104.0)    (87.1)       (98.5)
Other income, net                    (0.9)       11.3       11.5       5.1          7.1
Income (loss) from continuing
 operations before income taxes    (126.2)%     (89.6)%    (92.5)%   (82.0)%      (91.4)%

                                             THREE MONTHS ENDED               YEAR ENDED
                                  MAR 31,    JUN 30,    SEP 30,    DEC 31,      DEC 31,
                                    1995       1995       1995       1995        1995
STATEMENTS OF OPERATIONS DATA:
Net sales                          100.0%     100.0%     100.0%     100.0%       100.0%
Cost of goods sold                  38.2       37.6       34.2       34.1         36.1
 Gross profit                       61.8       62.4       65.8       65.9         63.9
Operating expenses:
 Marketing and selling              28.7       20.1       47.0       49.2         34.3
 General and administrative          4.0        2.1        6.2        5.4          4.1
  Total operating expenses          32.7       22.2       53.2       54.6         38.4
  Operating income (loss)           29.1       40.2       12.6       11.3         25.5
Other income, net                    1.1        0.7        2.1        1.2          1.2
Income (loss) from continuing
 operations before income taxes     30.2%      40.9%      14.7%      12.5%        26.7%

1995 COMPARED TO 1994

NET SALES. Net sales increased to $48.6 million for 1995 from $2.8 million for 1994. Breathe Right nasal strip sales increased as a result of expanded consumer advertising and an increase in the number of retail outlets selling the product. In the first quarter of 1995, a rapid increase in demand for the product resulted in the Company being unable to avoid large back orders and out of stock situations. As a result, net sales for the three months ended June 30, 1995 included approximately $7 million of back orders received in the prior quarter. The Company believes that much of the product sold during the nine months ended September 30, 1995 represented an increase in inventory levels at existing and new retail outlets and initial stocking of inventory of additional box and size configurations of the product. As a result, the Company does not expect that the quarterly sales patterns for the first three quarters of 1996 will be directly comparable to the first three quarters of 1995.

GROSS PROFIT. Gross profit was $31.1 million for 1995 compared to $1.0 million for 1994. Gross profit as a percentage of net sales improved to 63.9% for 1995 and 65.9% for the three months ended December 31, 1995 compared to 36.1% for 1994, primarily as a result of efficiencies realized from the higher level of Breathe Right nasal strip sales and cost reduction programs initiated by the Company. The Company is continuing efforts to reduce the manufacturing costs of the product and improve gross profit margins on domestic sales. The Company obtains lower gross profit margins on international sales because the Company sells product to 3M at a price lower than its sales price in domestic markets. In connection with these international sales, 3M is responsible for substantially all of the operating expenses and a portion of the packaging costs.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses were $16.7 million for 1995 compared to $3.1 million for 1994. This increase resulted primarily from the marketing expenses associated with a full year of consumer advertising for the Breathe Right nasal strip. The Company anticipates that the total dollar amount spent on marketing and selling will increase in 1996, in part as a result of increased television advertising. Marketing and selling expenses as a percentage of net sales decreased to 34.3% in 1995 from 110.8% in 1994 as a result of the higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.0 million for 1995 compared to $666,000 for 1994. This increase resulted from the additional personnel and systems required to support growth of the Breathe Right nasal strip business. The Company intends to increase expenditures for the development of new products and on information systems personnel during 1996. General and administrative expenses as a percentage of net sales decreased to 4.1% in 1995 from 23.8% in 1994 primarily as a result of the higher level of sales.

OTHER INCOME, NET. Other income, net was $572,000 for 1995 compared to $200,000 for 1994, resulting from investment of funds from the sale of the Company's sleep disorder diagnostic products business.

INCOME TAX BENEFIT. The income tax benefit for 1995 of $341,000 resulted from the recognition of the benefit of net operating losses and credit carry forwards from prior years and the elimination of the valuation allowance on reinstatement of deferred tax assets due to the Company's expected future taxable income. There are no net operating loss carry forwards available for future years.

1994 COMPARED TO 1993

NET SALES. Net sales for 1994 were $2.8 million compared to $93,000 for 1993. During the fourth quarter of 1994, sales of the Breathe Right nasal strip increased significantly due to an increase in consumer awareness of the product from its use by professional athletes in several sports. In addition, the Company commenced national consumer advertising in newspapers and magazines and expanded its distribution network.

GROSS PROFIT. Gross profit for 1994 was $1.0 million compared to $44,000 for 1993. The increase in gross profit was due to increased sales of the Breathe Right nasal strip in 1994.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses related to the Breathe Right nasal strip were $3.1 million in 1994 compared to no expenses in 1993. These expenses resulted from the marketing expenses associated with establishing distribution channels, trade advertisements, consumer advertisements, and other product roll-out items for the Breathe Right nasal strip.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 1994 were $666,000 compared to $440,000 for 1993. This increase resulted from additional personnel and systems required to support the Breathe Right nasal strip.

OTHER INCOME, NET. Other income, net was $200,000 in 1994 compared to $97,000 in 1993 reflecting the increased cash available for investment and higher interest rates during 1994.

SEASONALITY
The Company began marketing the Breathe Right nasal strip on a broad scale in September 1994. Given the short time frame since introduction of the Breathe Right nasal strip and the rapid revenue growth experienced by the Company in 1995, it is difficult to ascertain what, if any, impact seasonality has had on sales of the Breathe Right nasal strip during 1995. The Company believes that sales of the product for the temporary relief of nasal congestion may be higher during the fall and winter seasons because of increased use during the cold season. If such seasonality occurs, the Company expects its net sales and operating income to be relatively higher in the first and fourth quarters. In November 1995, the Company received FDA clearance to market the Breathe Right nasal strip for the reduction or elimination of snoring. The Company believes that sales of the product for the snoring application may be marginally higher during the allergy seasons, which occur during the second and third quarters. Accordingly, the Company is unable to predict the extent to which its business will be affected by seasonality.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1995, the Company had cash, cash equivalents and marketable securities of $10.5 million, working capital of $25.9 million and a $1.25 million line of credit with a bank, subject to certain borrowing base restrictions.

OPERATING ACTIVITIES. The Company used cash for operations of approximately $1.5 million for 1995 compared with a use of cash of $4.2 million for 1994. The improved cash flow was due to an increase in income from continuing operations offset by increases in accounts receivable and inventories resulting from higher sales levels.

INVESTING ACTIVITIES. The Company purchased $384,000 of property and equipment in 1995 compared to $229,000 in 1994 to support increases in sales of the Breathe Right nasal strip. Capitalized patent and trademark costs were approximately $73,000 in 1995 compared to $91,000 in 1994.

The Company currently expects to spend up to an aggregate of $7.5 million on capital expenditures in 1996 and 1997 in order to among other things supplement its in-house manufacturing capability and to expand and upgrade management information systems. The Company has not yet finalized its plans for these expenditures or received bids on these projects. The final amount of the expenditures as well as the timing of the expenditures may be subject to change.

FINANCING ACTIVITIES. In June 1995, the Company sold all the assets of its sleep disorder diagnostic products business. Proceeds from the sale included $5.0 million cash and a note receivable of $596,000 that was collected later in 1995. The Company also received $1.1 million in 1995 from the exercise of stock options and warrants. In 1994 the Company completed a public offering of common stock for $9.7 million and received $507,000 from the exercise of stock options and warrants.
At December 31, 1995, the Company had a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate (8.5% at December 31, 1995), are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to the lesser of $1.25 million or 75% of eligible accounts receivable. There were no borrowings against this line of credit as of December 31, 1995. The credit line expires on March 31, 1996.

The Company believes that its existing funds and funds generated from operations, together with any proceeds received in its pending public offering of Common Stock, will be sufficient to support its planned operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS
In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121 prescribes accounting and reporting standards when circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 during 1995 and it had no impact on the Company's financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. In 1996, the Company intends to adopt the disclosure provisions of this Statement while continuing to account for options and other stock-based compensation using the intrinsic value based method.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 for a listing of the financial information filed with this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information required under this Item with respect to directors is contained in the Section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in April 1996 (the "1996 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

         Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required under this item is contained in the section entitled "Executive Compensation" in the 1996 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1996 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

a.       Documents filed as part of this Report:

         1. Financial Statements. At page F-1, see Index to Financial Statements which are attached hereto beginning at page F-2.

         2. Financial Statement Schedules. At page S-1, see Index to Financial Statement Schedules which are attached hereto beginning on page S-2.

         3. Exhibits. See "Exhibit Index" on the page following the Financial Statement Schedules.

b. Reports on Form 8-K. The Company did not file a report on Form 8-K during the fourth quarter ended December 31, 1995.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              CNS, INC.
                                                              ("Registrant")


Dated:  March 8, 1996                      By /s/ Daniel E. Cohen, M.D.
                                              --------------------------
                                              Daniel E. Cohen, M.D.
                                              Chairman of the Board, Chief
                                              Executive Officer, Treasurer and
                                              Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 8, 1996 on behalf of the Registrant in the capacities indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints DANIEL E. COHEN, M.D. and PATRICK DELANEY as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


/s/ Daniel E. Cohen, M.D.
Daniel E. Cohen, M.D.
Chairman of the Board and Chief Executive
Officer, Treasurer and Director
(Principal Executive Officer)


/s/ Richard E. Jahnke
Richard E. Jahnke
Director, President and
Chief Operating Officer


/s/ David J. Byrd
David J. Byrd
Vice President of Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)


/s/ Patrick Delaney
Patrick Delaney
Director


/s/ R. Hunt Greene
R. Hunt Greene
Director


/s/ Andrew J. Greenshields
Andrew J. Greenshields
Director


/s/ Richard W. Perkins
Richard W. Perkins
Director


                                  CNS, INC.
                        INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE

Independent Auditors' Report                                                                     F-2

Balance Sheets as of December 31, 1994 and 1995                                                  F-3

Statements of Operations for the Years Ended December 31, 1993, 1994, and 1995                   F-4

Statements of Stockholders' Equity for the Years Ended December 31, 1993, 1994, and 1995         F-5

Statements of Cash Flows for the Years Ended December 31, 1993, 1994, and 1995                   F-6

Notes to Financial Statements                                                                    F-7



                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
 CNS, Inc.:

We have audited the accompanying balance sheets of CNS, Inc. as of December 31, 1994 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. as of December 31, 1994 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP

Minneapolis, Minnesota
January 26, 1996



                                  CNS, INC.
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1995
                                    ASSETS

                                                                      1994            1995
Current assets:
  Cash and cash equivalents                                       $    783,704     $ 8,551,919
  Marketable securities                                              5,240,662       1,950,354
  Accounts receivable, net of allowance for doubtful accounts          936,279       7,830,793
   of $55,000 in 1994 and $201,000 in 1995
  Inventories                                                        1,125,009      11,100,909
  Prepaid expenses and other current assets                            245,619         997,674
  Deferred income taxes                                                      0         879,000
  Net assets of discontinued operations                              2,865,520               0
    Total current assets                                            11,196,793      31,310,649
Property and equipment, net                                            303,574         558,999
Patents and trademarks, net                                            112,504         126,887
Certificate of deposit, restricted                                           0         320,000
Deferred income taxes                                                        0          24,000
                                                                  $ 11,612,871     $32,340,535

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    272,039     $ 3,778,077
  Accrued expenses                                                     134,297       1,169,116
  Accrued income taxes                                                       0         508,000
    Total current liabilities                                          406,336       5,455,193
Stockholders' equity:
  Common stock--$.01 par value:
    Authorized 50,000,000 shares; issued and outstanding               170,416         173,878
     17,041,656 shares in 1994 and 17,387,852 shares in 1995
    Additional paid-in capital                                      24,229,583      25,828,434
    Retained earnings (deficit)                                    (13,193,464)        883,030
    Total stockholders' equity                                      11,206,535      26,885,342
Commitments (notes 10 and 11)                                     $ 11,612,871     $32,340,535

The accompanying notes are an integral part of the financial statements.

                                  CNS, INC.
                           STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 1993, 1994, AND 1995

                                                            1993             1994            1995
Net sales                                               $    93,352      $ 2,798,174      $48,631,855
Cost of goods sold                                           48,512        1,789,545       17,554,413
  Gross profit                                               44,840        1,008,629       31,077,442
Operating expenses:
 Marketing and selling                                            0        3,099,806       16,695,428
 General and administrative                                 440,394          666,459        1,983,928
  Total operating expenses                                  440,394        3,766,265       18,679,356
  Operating income (loss)                                  (395,554)      (2,757,636)      12,398,086
Other income (expense):
 Interest income                                             21,801          207,480          583,919
 Interest expense                                           (15,000)          (7,945)         (12,500)
 Other income                                                90,000                0                0
  Other income, net                                          96,801          199,535          571,419
  Income (loss) from continuing operations                 (298,753)      (2,558,101)      12,969,505
   before income taxes
Income tax benefit                                                0                0          341,000
  Income (loss) from continuing operations                 (298,753)      (2,558,101)      13,310,505
Loss from operations of discontinued sleep division      (1,132,020)        (309,314)        (459,901)
 (less applicable income tax benefit of $0, $0, and
 $259,000 in 1993, 1994, and 1995, respectively)
Gain on sale of sleep division (less applicable                   0                0        1,225,890
 income taxes of $0, $0, and $690,000 in 1993, 1994,
 and 1995, respectively)
  Net income (loss)                                     $(1,430,773)     $(2,867,415)     $14,076,494
Net income (loss) per common and common equivalent
 share:
 From continuing operations                             $     (0.02)     $     (0.16)     $      0.72
 From discontinued operations                                 (0.09)           (0.02)            0.04
  Net income (loss) per share                           $     (0.11)     $     (0.18)     $      0.76
Weighted average number of common and common
 equivalent shares outstanding                           13,145,276       15,754,586       18,375,525


   The accompanying notes are an integral part of the financial statements.


                                  CNS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                           COMMON STOCK
                                                                  ADDITIONAL        RETAINED          TOTAL
                                        NUMBER         PAR          PAID-IN         EARNINGS      STOCKHOLDERS'
                                      OF SHARES       VALUE         CAPITAL        (DEFICIT)          EQUITY
Balance at December 31, 1992          13,124,202     $131,242     $13,964,561     $ (8,895,276)    $ 5,200,527
  Stock issued in connection with         21,502          216          32,165                0          32,381
   Employee Stock Purchase Plan
  Stock options exercised                 57,400          574          68,797                0          69,371
  Net loss for the year                        0            0               0       (1,430,773)     (1,430,773)
Balance at December 31, 1993          13,203,104      132,032      14,065,523      (10,326,049)      3,871,506
  Proceeds from public stock           3,450,000       34,500       9,627,382                0       9,661,882
   offering less issuance costs of
   $1,119,368
  Stock issued in connection with         15,552          154          33,676                0          33,830
   Employee Stock Purchase Plan
  Stock options exercised                133,000        1,330         163,352                0         164,682
  Warrants exercised                     240,000        2,400         339,600                0         342,000
  Warrants issued                              0            0              50                0              50
  Net loss for the year                        0            0               0       (2,867,415)     (2,867,415)
Balance at December 31, 1994          17,041,656      170,416      24,229,583      (13,193,464)     11,206,535
  Stock issued in connection with          5,365           54          22,377                0          22,431
   Employee Stock Purchase Plan
  Stock options exercised                129,870        1,299         379,034                0         380,333
  Tax benefit from stock options               0            0         485,000                0         485,000
   exercised
  Warrants exercised, less               210,961        2,109         712,440                0         714,549
   issuance costs of $35,438
  Net income for the year                      0            0               0       14,076,494      14,076,494
Balance at December 31, 1995          17,387,852     $173,878     $25,828,434     $    883,030     $26,885,342


   The accompanying notes are an integral part of the financial statements.


                                  CNS, INC.
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                              1993             1994            1995
Operating activities:
  Net income (loss)                                       $(1,430,773)     $(2,867,415)     $14,076,494
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Net gain on sale of assets of discontinued                      0                0       (1,915,890)
     operations
    Depreciation and amortization                               3,886           59,707          184,135
    Deferred income taxes                                           0                0         (418,000)
    Loss on sale of fixed assets                                    0                0            3,293
    Changes in operating assets and liabilities:
      Accounts receivable                                    (191,727)        (744,552)      (6,894,514)
      Inventories                                            (407,383)        (717,626)      (9,975,900)
      Prepaid expenses and other current assets               (50,135)        (195,484)        (752,055)
      Net assets of discontinued operations                   890,745          205,433         (814,201)
      Accounts payable                                        235,879           36,160        3,506,038
      Accrued expenses                                        115,502           18,795        1,034,819
      Accrued income taxes                                          0                0          508,000
       Net cash used in operating activities                 (834,006)      (4,204,982)      (1,457,781)
Investing activities:
  Change in marketable securities                                   0       (5,240,662)       3,290,308
  Payments for purchases of property and equipment            (99,215)        (229,414)        (383,810)
  Payments for patents and trademarks                         (60,136)         (90,906)         (73,426)
  Purchase of certificate of deposit, restricted                    0                0         (320,000)
  Net proceeds from promissory note                                 0                0          595,611
  Net cash provided by (used in) investing activities        (159,351)      (5,560,982)       3,108,683
Financing activities:
  Net proceeds from sale of discontinued operations                 0                0        5,000,000
  Net proceeds from public stock offering                           0        9,661,932                0
  Proceeds from the issuance of common stock                   32,381           33,830           22,431
   under Employee Stock Purchase Plan
  Proceeds from the exercise of stock options                  69,371          164,682          380,333
  Proceeds from exercise of common stock warrants                   0          342,000          714,549
  Net cash provided by financing activities                   101,752       10,202,444        6,117,313
  Net (decrease) increase in cash and                        (891,605)         436,480        7,768,215
   cash equivalents
Cash and cash equivalents:
   Beginning of year                                        1,238,829          347,224          783,704
   End of year                                            $   347,224      $   783,704      $ 8,551,919
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                  $    10,000      $    12,945      $    12,500

Supplemental schedule of noncash operating and investing activities:
 A note receivable of $595,611 was obtained in 1995 as a result of the sale of the Sleep Products
  Disorder Diagnostic Division.

   The accompanying notes are an integral part of the financial statements.



                                  CNS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1994 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
CNS, Inc. (the "Company"), designs, manufactures and markets consumer products, primarily the Breathe Right nasal strip. The Breathe Right nasal strip is a nonprescription, single use, disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion. The Breathe Right nasal strip is sold over-the-counter in retail outlets, including drug, grocery and mass merchant stores, primarily in the U.S. During 1995, the Company signed an international distribution agreement with 3M Company to market Breathe Right nasal strips outside the U.S. and Canada.

REVENUE RECOGNITION
Revenue from sales is recognized at the time products are shipped.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of the fair value of all financial instruments to which the company is a party. All financial instruments are carried at amounts that approximate estimated fair value.

CASH EQUIVALENTS
Cash equivalents at December 31, 1995 consist primarily of U.S. Treasury bills.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES
The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Any unrealized gains and losses are reflected as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary, results in a charge to operations resulting in the establishment of a new cost basis for the security.

INVENTORIES
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

PATENTS AND TRADEMARKS
Patents and trademarks are stated at cost and are amortized over three years using the straight-line method.

FOREIGN SALES
Foreign sales are made in U.S. dollars only. There are no currency conversions.

ADVERTISING
The Company adopted Statement of Position No. 93-7, Reporting on Advertising Costs, January 1, 1995. This SOP requires that all advertising costs be expensed as incurred or the first time the advertising takes place, except for direct response advertising, which can be capitalized and written off over the period during which the benefits are expected. The adoption did not have a material effect on the financial statements of the Company.

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE
Net income per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during the year. Net loss per common share has been computed using the weighted average number of common shares outstanding during the year.

All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect a two-for-one stock split to stockholders of record on June 1, 1995, which was distributed on June 22, 1995. The par value remained at $.01 per share.

RECENT ACCOUNTING PRONOUNCEMENTS
In March 1995 the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). SFAS No. 121 prescribes accounting and reporting standards when circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 during 1995, which had no impact on the financial statements.

In October 1995 the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. In 1996 the Company intends to adopt the disclosure provisions of the statement while continuing to account for options and other stock-based compensation using the intrinsic value-based method.

2. SALE OF DIVISION

On June 1, 1995 the Company completed the sale of all the assets of its Sleep Disorder Diagnostic Products Division ("Sleep"). Net sale proceeds of $5,000,000 cash and a note receivable of $595,611 resulted in a gain on the sale of discontinued operations of $1,915,890. The net loss of this operation is shown on the statement of operations as the loss from discontinued operations. The net assets of Sleep were $2,865,520 at December 31, 1994.

3. MARKETABLE SECURITIES

Marketable securities consist of U.S. Treasury bills and a U.S. Government money market fund. Investments are recorded at cost plus accrued interest earned. Due to the short-term maturity of the Company's marketable securities, the market value approximates their carrying value.

4. ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place.

At December 31, 1994 and 1995 $226,969 and $561,493, respectively, of advertising costs were reported as assets. Advertising expense was $0, $2,429,205, and $11,839,033 in 1993, 1994, and 1995, respectively.

5. DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

                                                          DECEMBER 31,
                                                      1994           1995
Inventories:
  Finished goods                                   $  932,407     $ 9,364,102
  Work in process                                         171         199,765
  Raw materials and component parts                   192,431       1,537,042
   Total inventories                               $1,125,009     $11,100,909
Property and equipment:
  Production equipment                             $  248,368     $   526,717
  Office equipment                                     68,135         127,491
  Leasehold improvements                               12,126          46,105
                                                      328,629         700,313
  Less accumulated depreciation and                    25,055         141,314
   amortization
   Property and equipment, net                     $  303,574     $   558,999
Patents and trademarks:
  Patents and trademarks                           $  151,042     $   224,468
  Less accumulated amortization                       (38,538)        (97,581)
   Patents and trademarks, net                     $  112,504     $   126,887
Accrued expenses:
  Royalty and commissions (draws)                  $  (10,901)    $   643,008
  Promotions                                           29,950         385,657
  Vacations                                            61,692         102,221
  Other                                                53,556          38,230
   Total accrued expenses                          $  134,297     $ 1,169,116

6. LINE OF CREDIT

The Company has a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base rate (8.5% at December 31, 1995), are secured by substantially all assets of the Company, and are subject to certain restrictive covenants. Borrowings are limited to $1,250,000 or 75% of eligible accounts receivable. There were no borrowings against this line of credit as of December 31, 1995. The line of credit expires on March 31, 1996.

7. STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company's stock option plans allow for grant of options to officers, directors, and employees to purchase up to 2,200,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years.

Stock option activity under these plans is summarized as follows:

                                     OPTION PRICE                          AVAILABLE
                                       PER SHARE           OUTSTANDING     FOR GRANT
Balance at December 31, 1992    $ 1.155  -       2.125        353,400        717,222
  Granted                        1.3125  -      2.3125        386,000       (386,000)
  Exercised                       1.155  -       2.125        (57,400)             0
Balance at December 31, 1993      1.155  -      2.3125        682,000        331,222
  1994 plan                              -                          0      1,000,000
  Granted                         3.095  -       4.125        530,000       (530,000)
  Exercised                       1.155  -      2.3125       (133,000)             0
  Canceled                         1.47  -      2.3125        (31,400)        31,400
Balance at December 31, 1994      1.155  -        3.50      1,047,600        832,622
  Granted                          4.50  -      16.125        698,000       (698,000)
  Exercised                       1.155  -      11.375       (129,870)             0
  Canceled                        2.125  -        5.50       (107,430)       107,430
Balance at December 31, 1995    $ 1.155  -      16.125      1,508,300        242,052

Currently exercisable options aggregated 263,040 shares and 653,000 shares of common stock at December 31, 1994 and 1995, respectively.

The 1990 stock option plan allows for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under this plan as of December 31, 1995.

EMPLOYEE STOCK PURCHASE PLAN
The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan of which 135,493 shares have been purchased by employees as of December 31, 1995.

WARRANTS
During 1995 warrants to purchase 200,000 shares at $3.75 were exercised. The warrants had been issued in 1994 to the underwriter of the Company's 1994 public stock offering.

In connection with an agreement to license a product to be marketed as the Breathe Right device, the licenser was issued a warrant to purchase 100,000 shares of the Company's common stock exercisable at a price of $2.75 per share which expires March 1997. During 1995 a total of 12,500 shares were exercised.

During 1994 warrants to purchase 240,000 shares at $1.425 were exercised. The warrants had been issued in 1992 to the underwriter of the Company's 1992 public stock offering.

PREFERRED STOCK
At December 31, 1995, the Company is authorized to issue 1,000,000 shares of Series A Junior Participating Preferred Stock upon a triggering event under the Company's stockholders' Rights Plan and 7,483,589 shares of undesignated preferred stock.

8. INCOME TAXES

Income tax expense (benefit), from continuing operations, for the three years ended December 31, 1995, excluding tax on discontinued operations, is as follows (in thousands):

              CURRENT     DEFERRED     TOTAL
1995:
  Federal      $532        $(853)      $(321)
  State          30          (50)        (20)
               $562        $(903)      $(341)

There was no tax expense in 1994 and 1993.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

                                                                           DECEMBER 31,
                                                                   1993        1994       1995
Computed tax expense (benefit)                                     $(105)     $(895)     $ 4,539
State taxes, net of federal benefit                                    0          0          389
Change in income tax benefit resulting from tax benefit of           105        895            0
 net operating loss not recognized for financial statement
 purposes
Change in deferred tax asset valuation allowance                       0          0       (5,439)
Other                                                                  0          0          170
 Actual tax expense (benefit)                                      $   0      $   0      $  (341)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities calculated using an effective tax rate of 40% and 37% for 1994 and 1995, respectively, are presented below (in thousands):

                                    DECEMBER 31,
                                   1994      1995
Deferred tax assets:
  Inventory items                 $  214     $275
  Accounts receivable allowance       53       74
  Property and equipment               0       25
  Accrued expenses                   120      213
  Deferred maintenance               113        0
  contracts
  Tax credits                        312      316
  Net operating loss               4,686        0
                                   5,498      903
Less valuation allowance           5,439        0
                                      59      903
Deferred tax liabilities:
  Property and equipment             (59)       0
   Net deferred tax assets        $    0     $903

A valuation allowance is provided when there is some likelihood that all or a portion of a deferred tax asset may not be realized. The Company has determined that establishing a valuation allowance for the deferred tax assets as of December 31, 1995 is not required since it is more likely than not that the deferred tax assets will be realized principally through future taxable income. Based on tax rates in effect at December 31, 1995 approximately $2,500,000 of future taxable income is required prior to December 31, 2009 for full realization of the net deferred tax asset.

The Company has federal and state tax credit carryforwards of $316,000 at December 31, 1995 which are available to reduce income taxes payable in future years and expire between 1999 and 2009.

9. SALES

The Company had two significant customers who accounted for approximately 37% of Breathe Right product sales for the year ended December 31, 1994 and had one significant customer who accounted for approximately 13% of Breathe Right product sales for the year ended December 31, 1995. Accounts receivable from these customers as of December 31, 1994 and 1995 were $388,386 and $1,319,137, respectively.

Foreign sales were not significant in 1993, 1994 or 1995.

10. LICENSE AGREEMENT

On January 30, 1992 the Company entered into an agreement to exclusively license a product to be marketed as the Breathe Right device. Royalties due under this agreement are based on a sliding percentage of sales beginning at 5% and declining to 3%. Future royalties will be at 3%. To maintain the Company's license, it must make minimum royalty payments of $160,000 in 1996; $300,000 in 1997; and $450,000 each year thereafter until the patent for the product expires. Royalty expense in 1993, 1994, and 1995 was $20,000, $110,844, and $1,458,473, respectively.

11. OPERATING LEASES

The Company leases equipment and office space under noncancelable operating leases which expire over the next five years. Future minimum lease payments due in accordance with these leases as of December 31, 1995 are as follows:

YEAR ENDING DECEMBER 31,       AMOUNT
1996                         $  319,028
1997                            402,410
1998                            402,410
1999                            402,410
2000                            368,876
                             $1,895,134

Total rental expense for operating leases was $351,659 in 1993, $350,859 in 1994, and $376,873 in 1995.

The Company's office space lease requires a $320,000 letter of credit to remain with the lessor. The letter of credit is secured by a $320,000 certificate of deposit which bears interest at 5.75% per annum and matures on April 30, 1998.


                                    CNS, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES




Schedule
Designation
(if applicable)          Description                               Page
---------------          -----------                               ----

                         Independent Auditors'                      S-2
                         Report on Financial Statement
                         Schedules

II                       Valuation and Qualifying                   S-3
                         Accounts


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
CNS, Inc.:

Under date of January 26, 1996, we reported on the balance sheets of CNS, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows, for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report on Form 10-K to stockholders. These financial statements and our report thereon are included in the 1995 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsiblity of the Company's management. Our responsiblity is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 KPMG Peat Marwick LLP

Minneapolis, Minnesota
January 26, 1996

                                                                     Schedule II

                                   CNS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                         Balance                              Balance
                                         at the     Additions                 at the
                                        beginning   charged to                 end
                                        of period    expense    Deductions   of period
                                        ---------    -------    ----------   ---------
Year ended December 31, 1993:
  Allowance for doubtful accounts        $     0           0           0     $      0

Year ended December 31, 1994:
  Allowance for doubtful accounts        $     0      54,600           0     $ 54,600

Year ended December 31, 1995:
  Allowance for doubtful accounts        $54,600     154,502       8,113     $200,989



                                    CNS, INC.
                                  EXHIBIT INDEX


Exhibit No.       Description

3.1               Company's Certificate of Incorporation as amended to date.

3.1.1 Certificate of Retirement for the Preferred Stock of the Company which was redeemed and converted to Common Stock on April 16, 1992 (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-2 filed with the Commission on March 2, 1994 (the "1994 Form S-2")).

3.1.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the Company's Form 8-A dated July 21, 1995).

3.2               Company's Amended By-Laws (incorporated by reference to
                  Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).

10.1 CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-18, Commission File No. 33-14052C (the "Form S-18")).

10.2              Employment Agreement between the Company and Dr. Daniel E.
                  Cohen dated February 13, 1984 (incorporated by reference to
                  Exhibit 10.6 to the Form S-18.)

10.2.1 Memorandum dated February 7, 1991 amending Employment Agreement between the Company and Dr. Daniel E. Cohen (incorporated by reference to Exhibit 10.5.1 to the 1991 Form 10-K).

10.2.2 Amendment dated as of January 1, 1994 to Employment Agreement between the Company and Dr. Daniel E. Cohen (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (the "March 31, 1995 Form 10- Q)).

10.3 Loan Agreement with Riverside Bank dated March 31, 1995 (incorporated by reference to Exhibit 10.3 to the March 31, 1995 Form 10-Q).

10.4 CNS, Inc. 1989 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-29454).

10.5              CNS, Inc. 1990 Stock Plan (incorporated by reference to
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.6 Employment Agreement dated February 22, 1988 between the Company and William Doubek (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2, Commission File No. 33-46120 (the "1992 Form S-2")).

10.7 License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the 1992 Form S-2).

10.8 Employment Agreement dated March 8, 1993 between the Company and Richard E. Jahnke (incorporated by reference to Exhibit
                  10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.8.1 Amendment dated as of January 1, 1994 to Employment Agreement between the Company and Richard E. Jahnke (incorporated by reference to Exhibit 10.1 to the March 31, 1995 Form 10- Q).

10.9 Employment Agreement dated February 21, 1994 between the Company and Kirk Hodgdon (incorporated by reference to Exhibit
                  10.18 to the 1994 Form S-2).

10.10             CNS, Inc. 1994 Stock Plan (incorporated by reference to
                  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.11 Distribution Agreement dated August 2, 1995 between the Company and Minnesota Mining and Manufacturing Company (certain information has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2).

10.12 Supply Agreement dated May 17, 1995 between the Company and Minnesota Mining and Manufacturing Company (certain information has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2).

10.13 Asset Purchase Agreement dated May 8, 1995 between the Company and Aequitron Medical, Inc. (incorporated by reference to Exhibit 10.4 to the March 31, 1995 Form 10-Q).

10.14 Non-Exclusive Distributorship Agreement dated May 8, 1995 between the Company and Aequitron Medical, Inc. (incorporated by reference to Exhibit 10.5 to the March 31, 1995 Form 10-Q).

10.15 License Agreement dated January 24, 1996 between the Company and Ronald S. Nietupsky (certain information has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2).

10.16 License Agreement dated February 26, 1996 between the Company and Scott Dahlbeck, M.D. (certain information has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2).

10.17 Option Agreement dated October 5, 1995 between the Company and TruTek Corp. (certain information has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2).

10.18 Marketing and Distribution Agreement dated as of January 11, 1996 between the Company, Natus Corporation and LecTec Corporation (certain information has been omitted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2).

11                Computation of Net Earnings (Loss) Per Share of Common Stock.

23.1              Consent of KPMG Peat Marwick LLP.

24                Powers of Attorney (included on the signature page hereof).

27                Financial Data Schedule.