Form 10-K/A
period 1995-12-31
CNS INC /DE/
filed 1996-03-13
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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



         The Form 10-K is hereby amended by substituting the following paragraphs for the corresponding paragraphs in the Section "Breathe Right Nasal Strips" in Item 1 of Part 1.

BREATHE RIGHT NASAL STRIPS

         CNS, Inc., (the "Company") manufactures and markets the Breathe Right nasal strip, which is a nonprescription single-use disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion. Broad consumer marketing of the Breathe Right nasal strip began in September 1994. Net sales of the Breathe Right nasal strip grew from $2.8 million in 1994 with a pre-tax loss of $2.6 million, to $48.6 million in 1995 with pre-tax income of $13.0 million. According to data collected by Information Resources, Inc., Breathe Right nasal strips became a leading sales volume producer during 1995 in the OTC cough, cold and allergy section of drug, grocery and mass merchant stores nationwide.

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

                                          CNS, INC.
                                          ("Registrant")


Dated:  March 13, 1996                    By /s/ Daniel E. Cohen, M.D.
                                             Daniel E. Cohen, M.D.
                                             Chairman of the Board, Chief
                                             Executive Officer, Treasurer and
                                             Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 13, 1996 on behalf of the Registrant in the capacities indicated.

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


/s/ Richard E. Jahnke
Richard E.  Jahnke
Director, President and
Chief Operating Officer


/s/ David J. Byrd
David J. Byrd
Vice President of Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)


      *
Patrick Delaney
Director

      *
R. Hunt Greene
Director


      *
Andrew J. Greenshields
Director


      *
Richard W. Perkins
Director


* By: /s/ Daniel E. Cohen, M.D.
      Daniel E. Cohen, M.D.
      Attorney-In-Fact