Form 10-K/A
period 1995-12-31
CNS INC /DE/
filed 1996-04-16
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K

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

                  PREFERRED STOCK PURCHASE RIGHTS

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

     The Form 10-K is hereby amended by listing "Preferred Stock Purchase Rights" on the cover page as a security registered under Section 12(g) of the Securities Exchange Act of 1934 and removing the reference to "Series A Junior Participating Preferred Stock" from such list.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CNS, INC.
                                         ("Registrant")

Dated: April 16, 1996                    By /s/ Daniel E. Cohen, M.D.
                                         --------------------------
                                         Daniel E. Cohen, M.D.
                                         Chairman of the Board, Chief Executive
                                         Officer, Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on April 16, 1996 on behalf of the Registrant in the capacities indicated.

/s/ Daniel E. Cohen, M.D.
- --------------------------
Daniel E.  Cohen, M.D.
Chairman of the Board and Chief
Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Richard E. Jahnke
- --------------------------
Richard E.  Jahnke
Director, President and
Chief Operating Officer

/s/ David J. Byrd
- --------------------------
David J. Byrd
Vice President of Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)

             *
- --------------------------
Patrick Delaney, Director

             *
- --------------------------
R. Hunt Greene, Director

             *
- --------------------------
Andrew J. Greenshields, Director

             *
- --------------------------
Richard W. Perkins, Director

*By: /s/ Daniel E. Cohen, M.D.
- ------------------------------
    Daniel E. Cohen, M.D.,
    Attorney-In-Fact