Form 10-Q
period 1996-03-31
CNS INC /DE/
filed 1996-05-10
CIK 814258

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended March 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Transition Period from ______________ to ______________

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

                                 P.O. BOX 39802
                              MINNEAPOLIS, MN 55439
           (Address of principal executive offices including zip code)

                                 (612) 820-6696
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__     NO _____

At April 30, 1996, 19,144,552 shares of common stock were outstanding.

This Form 10-Q consists of 13 pages (including Exhibits). The Index to Exhibits is set forth on page 9.



                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.

                            CONDENSED BALANCE SHEETS

                                   (unaudited)

                                                                March 31,    December 31,
                                                                  1996          1995
                                                               -----------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                                  $10,631,100   $ 8,551,919
     Marketable securities                                       6,827,732     1,950,354
     Accounts receivable, net                                    9,845,241     7,830,793
     Inventories                                                 7,634,652    11,100,909
     Prepaid expenses and other current assets                   1,150,397       997,674
     Deferred income taxes                                         563,000       879,000
                                                               -----------   -----------
          Total current assets                                  36,652,122    31,310,649
Property and equipment, net                                        664,297       558,999
Patents and trademarks, net                                        121,454       126,887
Certificate of deposit, restricted                                 320,000       320,000
Deferred income taxes                                               24,000        24,000
                                                               -----------   -----------
                                                               $37,781,873   $32,340,535
                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable and accrued expenses                       5,641,445     4,947,193
     Accrued income taxes                                        1,385,000       508,000
                                                               -----------   -----------
          Total current liabilities                              7,026,445     5,455,193
                                                               -----------   -----------
Stockholders' equity:
     Common stock - $.01 par value:

       Authorized 50,000,000 shares; issued and outstanding,
          17,515,552 shares at March 31, 1996 and 17,387,852
          shares at December 31, 1995                              175,156       173,878
     Additional paid-in capital                                 26,596,305    25,828,434
     Retained earnings                                           3,983,967       883,030
                                                               -----------   -----------
          Total stockholders' equity                            30,755,428    26,885,342
                                                               -----------   -----------
                                                               $37,781,873   $32,340,535
                                                               ===========   ===========


                   The accompanying notes are an integral part
                     of the condensed financial statements.


                                    CNS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                             ---------------------------
                                                                 1996           1995
                                                             ------------   ------------
Net sales                                                    $ 20,820,761   $  7,459,238
Cost of goods sold                                              7,651,631      2,850,285
                                                             ------------   ------------
     Gross profit                                              13,169,130      4,608,953
                                                             ------------   ------------
Operating expenses:

     Marketing and selling                                      7,430,097      2,139,359
     General and administrative                                   737,660        254,032
     Product development                                          157,261         46,571
                                                             ------------   ------------
          Total operating expenses                              8,325,018      2,439,962
                                                             ------------   ------------
          Operating income                                      4,844,112      2,168,991
Interest income                                                   154,825         84,175
                                                             ------------   ------------
     Income from continuing operations before income taxes      4,998,937      2,253,166
Income tax provision                                            1,898,000           --
                                                             ------------   ------------
     Income from continuing operations                          3,100,937      2,253,166
Loss from operations of discontinued sleep division                  --          450,404
                                                             ------------   ------------
     Net income                                              $  3,100,937   $  1,802,762
                                                             ============   ============
Net income per common and common equivalent share:

     From continuing operations                              $        .17   $        .12
     From discontinued operations                                    --             (.02)
                                                             ------------   ------------
          Net income per share                               $        .17   $        .10
                                                             ============   ============
Weighted average number of common and
     common equivalent shares outstanding                      18,706,000     18,174,000
                                                             ============   ============


                   The accompanying notes are an integral part
                     of the condensed financial statements.


                                    CNS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                1996            1995
                                                            ------------    ------------
Operating activities:
     Net income                                             $  3,100,937    $  1,802,762
     Adjustments to reconcile net income to net cash
              from operating activities:

         Depreciation and amortization                            54,617          54,797
         Deferred income taxes                                   316,000            --
         Changes in operating assets and liabilities:

            Accounts receivable                               (2,014,448)     (3,028,570)
            Inventories                                        3,466,257         415,086
            Prepaid expenses and other current assets           (152,723)        122,893
            Net assets of discontinued operations                   --            49,653
            Accounts payable and accrued expenses              1,571,252       2,241,245
                                                            ------------    ------------
                 Net cash from operating activities            6,341,892       1,657,866
                                                            ------------    ------------
Investing activities:

     Change in marketable securities                          (4,877,378)      1,040,533
     Payments for purchases of property and equipment           (141,210)        (58,757)
     Payments for patents and trademarks                         (13,272)        (19,671)
                                                            ------------    ------------
                 Net cash from investing activities           (5,031,860)        962,105
                                                            ------------    ------------
Financing activities:

     Proceeds from the exercise of stock options                 769,149          41,824
                                                            ------------    ------------
                  Net cash from financing activities             769,149          41,824
                                                            ------------    ------------
                  Net change in cash and cash equivalents      2,079,181       2,661,795

Cash and cash equivalents:
     Beginning of period                                       8,551,919       2,051,957
                                                            ------------    ------------
     End of period                                          $ 10,631,100    $  4,713,752
                                                            ============    ============


                   The accompanying notes are an integral part
                     of the condensed financial statements.




                     NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements as of March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1995, and reference is hereby made to that report for detailed information on accounting policies.

1. The Company has a $1.25 million bank line of credit. Borrowings are due on demand, bear interest at 1% over a defined base, are secured by substantially all assets of the Company and are subject to certain restrictive covenants. Borrowings are limited to 80% of eligible accounts receivable. There were no borrowings against this line of credit as of March 31, 1996. The line of credit expires on June 30, 1996.

2. During April 1996, the Company completed a public offering of 1,725,000 shares of common stock. Of these shares, 1,525,000 shares were sold by the Company and 200,000 shares by selling shareholders. Net proceeds to the Company were approximately $35 million. The primary use of the net proceeds will be to provide working capital for marketing , advertising and promotion expenses; to finance the purchase and construction of equipment, plant and machinery to develop certain supplementary in-house manufacturing capability; to expand and upgrade management information systems; and for other general corporate purposes.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's current revenues are derived from the manufacture and sale of the Breathe Right nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion. The Company also has entered into several agreements to market or license certain new medical consumer products that are in various stages of evaluation and testing. In 1995, the Company divested itself of all the assets of its sleep disorder diagnostic products division. Unless otherwise noted, the following discussion of financial condition and results of operations relates only to continuing operations of the Company.

Results of Operations:

Net sales increased to $20.8 million for the first quarter of 1996 from $7.5 million for the same quarter of 1995. Breathe Right sales increased in part as a result of increased advertising, particularly national television and radio. Unlike sales for the first quarter of 1995, which reflected an increase in inventory levels at existing and new retail outlets, sales during the first quarter of 1996 paralleled off the shelf movement at retail due to increased consumer demand. International sales were $2.8 million for the first quarter of 1996, which represented primarily initial inventory purchases by 3M, the Company's international distributor and initial stocking of inventory at international retail outlets in certain countries.

Gross profit was $13.2 million for the first quarter of 1996 compared to $4.6 million for the same quarter of 1995. Gross profit as a percentage of net sales, improved to 63.2% for the first quarter of 1996 compared to 61.8% for the same quarter of 1995 as a result of the efficiencies realized from the higher level of Breathe Right nasal strip sales. Gross profit as a percentage of net sales was lower than the fourth quarter of 1995 level of 65.9% due to the higher level of international sales in the first quarter of 1996. International sales to 3M are at a lower gross profit margin than domestic sales, because 3M is responsible for substantially all of the operating expenses and a portion of the packaging costs of the product.

Marketing and selling expenses were $7.4 million for the first quarter of 1996 compared to $2.1 million for the same quarter of 1995. This increase resulted primarily from marketing expenses associated with national television and radio advertising.

General and administrative expenses were $738,000 for the first quarter of 1996 compared to $254,000 for the same quarter of 1995. This increase resulted from additional personnel and systems required to support growth of the Breathe Right nasal strip business.

Product development expenses were $157,000 for the first quarter of 1996 compared to $47,000 for the same quarter of 1995. This increase resulted from costs related to evaluation and testing of potential new products.

Interest income was $155,000 for the first quarter of 1996 compared to $84,000 for the same quarter of 1995, reflecting increased funds available for investment.

Income before income taxes for the first quarter of 1996 increased to $5.0 million compared to $2.3 million for the same quarter of 1995. Income before income taxes as a percentage of net sales was 24.0% for the first quarter of 1996 compared to 30.2% for the same quarter of 1995, due to increased marketing expenses in the first quarter of 1996.

Income tax expense for the first quarter of 1996 was $1.9 million or 38.0% of income before income taxes. There was no income tax expense in the first quarter of 1995 due to the utilization of net operating loss carry forwards. There are no net operating loss carry forwards available for 1996 or future years.

Net income per share for the first quarter of 1996 was $.17 compared to $.12 per share from continuing operations for the same period of 1995. Net income per share from continuing operations would have been $.08 for the same quarter of 1995 on a fully taxed basis.

Seasonality

The Company began marketing the Breathe Right nasal strip on a broad scale in September 1994. Given the short time frame since introduction of the Breathe Right nasal strip and the rapid revenue growth experienced by the Company, it is difficult to ascertain what, if any, impact seasonality has had on sales of the Breathe Right nasal strip. The Company believes that sales of the product for the temporary relief of nasal congestion may be higher during the fall and winter seasons because of increased use during the cold season. If such seasonality occurs, the Company expects its net sales and operating income to be relatively higher in the first and fourth quarters. Accordingly, the Company is unable to predict the extent to which its business will be affected by seasonality.

Liquidity and Capital Resources:

At March 31, 1996, the Company had cash and cash equivalents and marketable securities of $17.5 million, working capital of $29.6 million and a $1.25 million line of credit with a bank, subject to certain borrowing base restrictions

The Company provided cash from operations of $6.3 million for the first quarter of 1996 compared with $1.7 million for the same quarter of 1995. The improved cash flow was primarily from an increase in net income, a decrease in inventories and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable.

The Company purchased $4.9 million of marketable securities in the first quarter of 1996 and property and equipment of $141,000.

The Company received $769,000 during the first quarter of 1996 from the exercise of stock options.

At March 31, 1996, the Company had a $1.25 million bank line of credit. There were no borrowings against this line of credit as of March 31, 1996. The line of credit expires on June 30, 1996.

During April 1996, the Company completed a public offering of 1,725,000 shares of common stock. Of these shares, 1,525,000 shares were sold by the Company and 200,000 shares by selling shareholders. Net proceeds to the Company were approximately $35 million. The primary use of the net proceeds will be to provide working capital for marketing, advertising and promotion expenses; to finance the purchase and construction of equipment, plant and machinery to develop certain supplementary in-house manufacturing capability; to expand and upgrade management information systems; and for other general corporate purposes.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On January 11, 1996, the Company issued a press release (attached hereto as Exhibit 99.1) reporting that the Company had entered into an agreement with LecTec Corporation under which the Company will private-label and market LecTec's analgesic pain patch in the U.S. and Canada

         On March 5, 1996, the Company issued a press release (attached hereto as Exhibit 99.2) reporting that the U.S. Food and Drug Administration has cleared the Company's Breathe Right nasal strip for marketing with a new indication for use of the strip for the temporary relief of nasal congestion and stuffy nose.

Item 6.  Exhibits and Reports on Form 8-K                               Page
         --------------------------------                               ----
         (a) Exhibits:
         Exhibit No. 11, Calculation of  Net Income Per Share            11
         Exhibit No. 99.1, Press Release - LecTec Agreement              12
         Exhibit No. 99.2, Press Release - FDA                           13
         Exhibit No. 27, Financial Data Schedule


         (b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CNS, Inc.
                                                Registrant

Date:  May 10, 1996                      By: /s/  Richard E. Jahnke
                                             Richard E. Jahnke
                                             President & Chief Operating Officer

Date:  May 10, 1996                      By: /s/  David J. Byrd
                                             David J. Byrd
                                             Vice President of Finance and Chief
                                             Financial Officer