Form 10-Q
period 1996-06-30
CNS INC /DE/
filed 1996-08-09
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the Period Ended June 30, 1996.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

           For the Transition Period from ____________ to ____________


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


                       YES      _X_                NO     ___


At July 31, 1996, 19,144,780 shares of common stock were outstanding.

This Form 10-Q consists of 13 pages (including Exhibits). The Index to Exhibits is set forth on page 11.

                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1996           1995
                                                                 -----------   -----------
ASSETS
Current assets:
    Cash and cash equivalents                                    $51,487,681   $ 8,551,919
     Marketable securities                                         4,877,378     1,950,354
     Accounts receivable, net                                      9,462,787     7,830,793
     Inventories                                                   8,927,998    11,100,909
     Income taxes receivable                                       1,195,500             0
     Prepaid expenses and other current assets                       740,354       997,674
     Deferred income taxes                                           563,000       879,000
                                                                 -----------   -----------
          Total current assets                                    77,254,698    31,310,649
Property and equipment, net                                          733,802       558,999
Patents and trademarks, net                                          101,642       126,887
Certificate of deposit, restricted                                   320,000       320,000
Deferred income taxes                                                 24,000        24,000
                                                                 -----------   -----------
                                                                 $78,434,142   $32,340,535
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                         8,091,436     4,947,193
     Accrued income taxes                                                  0       508,000
                                                                 -----------   -----------
          Total current liabilities                                8,091,436     5,455,193
                                                                 -----------   -----------
Stockholders' equity:
     Common stock - $.01 par value; authorized
          50,000,000 shares; issued and
          outstanding, 19,144,780 shares at June 30, 1996
          and 17,387,852 shares at December 31, 1995                 191,448       173,878
     Additional paid-in capital                                   63,119,820    25,828,434
     Retained earnings                                             7,031,438       883,030
                                                                 -----------   -----------
          Total stockholders' equity                              70,342,706    26,885,342
                                                                 -----------   -----------
                                                                 $78,434,142   $32,340,535
                                                                 ===========   ===========


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                   CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                           Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                         1996           1995           1996           1995
                                                      -----------   ------------    -----------   ------------
Net sales                                             $21,118,933   $ 18,818,445    $41,939,694   $ 26,277,683
Cost of goods sold                                      9,146,850      7,072,040     16,798,481      9,922,325
                                                      -----------   ------------    -----------   ------------
     Gross profit                                      11,972,083     11,746,405     25,141,213     16,355,358
                                                      -----------   ------------    -----------   ------------
Operating expenses:
     Marketing and selling                              6,917,420      3,788,389     14,347,517      5,927,748
     General and administrative                           644,953        377,482      1,382,613        677,821
     Product development                                  339,941          6,869        497,202          7,133
                                                      -----------   ------------    -----------   ------------
          Total operating expenses                      7,902,314      4,172,740     16,227,332      6,612,702
                                                      -----------   ------------    -----------   ------------
          Operating income                              4,069,769      7,573,665      8,913,881      9,742,656
Interest income                                           685,702        124,294        840,527        208,469
                                                      -----------   ------------    -----------   ------------
     Income from continuing operations
        before income taxes                             4,755,471      7,697,959      9,754,408      9,951,125
Income tax provision                                    1,708,000        910,000      3,606,000        910,000
                                                      -----------   ------------    -----------   ------------
     Income from continuing operations                  3,047,471      6,787,959      6,148,408      9,041,125
Loss from operations of discontinued sleep division             0         (9,497)             0       (459,901)
Gain on disposal of discontinued sleep division                 0      1,225,890              0      1,225,890
                                                      -----------   ------------    -----------   ------------
     Net income                                       $ 3,047,471   $  8,004,352    $ 6,148,408   $  9,807,114
                                                      ===========   ============    ===========   ============
Net income per common and common equivalent share:
     From continuing operations                       $       .15   $        .37    $       .32   $        .50
     From discontinued operations                               0            .06              0            .04
                                                      -----------   ------------    -----------   ------------
          Net income per share                        $       .15   $        .43    $       .32   $        .54
                                                      ===========   ============    ===========   ============
Weighted average number of common and
     common equivalent shares outstanding              20,295,000     18,444,000     19,440,000     18,312,000
                                                      ===========   ============    ===========   ============


                   The accompanying notes are an integral part
                      of the condensed financial statements.


                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                                 ---------------------------
                                                                      1996           1995
                                                                 ------------    -----------
Operating activities:
     Net income                                                  $  6,148,408    $ 9,807,114
     Adjustments to reconcile net income to net cash
              from operating activities:
         Net gain on sale of assets of discontinued operations              0     (1,915,890)
         Depreciation and amortization                                118,046        123,241
         Deferred income taxes                                        316,000              0
         Changes in operating assets and liabilities:
            Accounts receivable                                    (1,631,994)    (5,531,510)
            Inventories                                             2,172,911     (3,123,227)
            Prepaid expenses and other current assets                 257,320       (178,136)
            Accounts payable and accrued expenses                   1,440,743      7,159,069
                                                                 ------------    -----------
                 Net cash from operating activities                 8,821,434      6,340,661
                                                                 ------------    -----------
Investing activities:
     Change in marketable securities                               (2,927,024)    (4,837,035)
     Payments for purchases of property and equipment                (254,332)      (249,415)
     Payments for patents and trademarks                              (13,272)       (24,822)
                                                                 ------------    -----------
                 Net cash from investing activities                (3,194,628)    (5,111,272)
                                                                 ------------    -----------
Financing activities:
     Net proceeds from sale of discontinued operations                      0      5,000,000
     Net proceeds from public stock offering                       35,415,176              0
     Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                            2,931              0
     Proceeds from the exercise of stock options                    1,890,849        960,126
                                                                 ------------    -----------
                  Net cash from financing activities               37,308,956      5,960,126
                                                                 ------------    -----------
                  Net change in cash and cash equivalents          42,935,762      7,189,515
Cash and cash equivalents:
     Beginning of period                                            8,551,919      2,051,957
                                                                 ------------    -----------
     End of period                                               $ 51,487,681    $ 9,241,472
                                                                 ============    ===========


                   The accompanying notes are an integral part
                     of the condensed financial statements.



                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of June 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1995, and reference is hereby made to that report for detailed information on accounting policies.

1. During April 1996, the Company completed a public offering of 1,725,000 shares of common stock. Of these shares, 1,525,000 shares were sold by the Company and 200,000 shares by selling shareholders. Net proceeds to the Company were approximately $35 million. The Company intends to use the net proceeds to provide working capital for marketing , advertising and promotion expenses; to finance the purchase and construction of equipment, plant and machinery to develop certain supplementary in-house manufacturing capability; to expand and upgrade management information systems; and for other general corporate purposes.

2. The Company's $1.25 million bank line of credit expired on June 30, 1996 and was not renewed based on available cash, cash equivlaents and marketable securities.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's current revenues are derived primarily from the manufacture and sale of the Breathe Right nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing, temporarily relieve nasal congestion and temporarily relieve breathing difficulties due to a deviated nasal septum. The Company also has entered into several agreements to market or license certain new medical consumer products that are in various stages of evaluation, testing and marketing. In 1995, the Company divested itself of all the assets of its sleep disorder diagnostic products division. Unless otherwise noted, the following discussion of financial condition and results of operations relates only to continuing operations of the Company.

Results of Operations:

Net sales increased to $21.1 million for the second quarter of 1996 from $18.8 million for the same period of 1995 and were $41.9 million for the first six months of 1996 compared to $26.3 million for the same period of 1995. During the first quarter of 1995, a rapid increase in demand for the product resulted in the Company being unable to avoid large back orders and out of stock situations. As a result, net sales for the second quarter of 1995 included approximately $7 million of back orders received in the prior quarter. International sales were $8.5 million for the second quarter of 1996 and were $11.3 million for the first six months of 1996, which represented primarily initial inventory purchases by 3M, the Company's international distributor, and initial stocking of inventory at international retail outlets in certain countries.

Breathe Right sales increased in 1996 in part as a result of increased advertising, particularly national television and radio, and the commencement of international sales. Unlike sales for the first six months of 1995, which reflected an increase in inventory levels at existing and new retail outlets, domestic sales during the first six months of 1996 approximated off the shelf movement at retail due to increased consumer demand. Based on independent research data, the Company believes that domestic off-the-shelf movement of product at retail for the second quarter of 1996 was more than twice that of the same period of 1995.

Gross profit was $12.0 million for the second quarter of 1996 compared to $11.7 million for the same period of 1995 and was $25.1 million for the first six months of 1996 compared to $16.4 million for the same period of 1995. Gross profit as a percentage of net sales was 56.7% for the second quarter of 1996 compared to 62.4% for the same period of 1995 and was 60.0% for the first six months of 1996 compared to 62.2% for the same period of 1995. The lower gross profit in 1996 was due to the higher level of international sales in the second quarter and first six months of 1996. International sales to 3M are at a lower gross profit margin than domestic sales because 3M is responsible for substantially all of the operating expenses and a portion of the packaging costs of the product.

Marketing and selling expenses were $6.9 million for the second quarter of 1996 compared to $3.8 million for the same period of 1995 and were $14.3 million for the first six months of 1996 compared to $5.9 million for the same period of 1995. This increase resulted primarily from marketing expenses associated with national television and radio advertising. The Company had reduced advertising expenses in the second quarter of 1995 due to the backorder and retail out-of-stock situation.

General and administrative expenses were $645,000 for the second quarter of 1996 compared to $377,000 for the same period of 1995 and were $1.4 million for the first six months of 1996 compared to $678,000 for the same period of 1995. This increase resulted from additional personnel and systems required to support growth of the Breathe Right nasal strip business.

Product development expenses were $340,000 for the second quarter of 1996 compared to $7,000 for the same period of 1995 and were $497,000 for the first six months of 1996 compared to $7,000 for the same period of 1995. This increase resulted from costs related to evaluation and testing of potential new products.

Interest income was $686,000 for the second quarter of 1996 compared to $124,000 for the same period of 1995 and was $841,000 for the first six months of 1996 compared to $208,000 for the same period of 1995. The increase in interest income reflected investment of net proceeds from the public offering of common stock completed in the second quarter of 1996.

Income before income taxes for the second quarter of 1996 was $4.8 million compared to $7.7 million for the same period of 1995 and was $9.8 million for the first six months of 1996 compared to $10.0 for the same period of 1995. Income before income taxes as a percentage of net sales was 22.5% for the second quarter of 1996 compared to 40.9% for the same period of 1995 and was 23.3% for the first six months of 1996 compared to 37.9% for the same period of 1995. The decrease in income before income taxes primarily reflects increased marketing expenses in 1996.

Income tax expense for the second quarter of 1996 was $1.7 million or 35.9% of income before income taxes and was $3.6 million or 37.0% for the first six months of 1996. Income tax expense as a percentage of income before income taxes for the second quarter of 1996 was lower than the first quarter of 1996 due to the tax benefit from the implementation of a foreign sales corporation during the second quarter of 1996. The lower level of income tax expense in 1995 was due to the utilization of net operating loss carry forwards. There are no net operating loss carry forwards available for 1996 or future years.

Net income per share for the second quarter of 1996 was $.15 compared to $.37 per share from continuing operations for the same period of 1995 and was $.32 for the first six months of 1996 compared to $.50 for the same period of 1995. Net income per share from continuing operations would have been $.26 for the second quarter of 1995 and $.34 for the first six months of 1995 on a fully taxed basis.

Seasonality

The Company began marketing the Breathe Right nasal strip on a broad scale in September 1994. Given the short time frame since introduction of the Breathe Right nasal strip and the rapid revenue growth experienced by the Company, the impact seasonality has had on sales of the Breathe Right nasal strip is only beginning to be determined. The Company believes that approximately 50% of Breathe Right nasal strip users, use the product for the temporary relief of nasal congestion. Sales for this application are higher during the fall and winter seasons because of increased use during the cold season. The Company expects its net sales to be relatively higher in the first and fourth quarters

Liquidity and Capital Resources:

At June 30, 1996, the Company had cash and cash equivalents and marketable securities of $56.4 million and working capital of $69.2 million.

The Company provided cash from operations of $8.8 million for the first six months of 1996 compared with $6.3 million for the same period of 1995. Cash flow for the first six months of 1996 was primarily from net income plus a decrease in inventories and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable.

The Company purchased $2.9 million of marketable securities in the first six months of 1996 and property and equipment of $254,000.

During April 1996, the Company completed a public offering of 1,725,000 shares of common stock. Of these shares, 1,525,000 shares were sold by the Company and 200,000 shares by selling shareholders. Net proceeds to the Company were $35.4 million. The Company intends to use the net proceeds to provide working capital for marketing, advertising and promotion expenses; to finance the purchase and construction of equipment, plant and machinery to develop certain supplementary in-house manufacturing capability; to expand and upgrade management information systems; and for other general corporate purposes. The Company also received $1.9 million from the exercise of stock options during the first six months of 1996.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The factors set forth below and the other risk factors included in the Company's Prospectus dated March 29, 1996 constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (i) the Company's revenue and profitability is currently reliant on sales of a single product; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology; and (iii) the markets in which the Company competes are highly competitive.


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              Except as otherwise noted below, during the second quarter there were no material legal proceedings instituted against or by the Company and there were no developments in any material legal proceedings involving the Company. As described in Item 3, Legal Proceedings to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company is a defendant in a lawsuit in which the plaintiff is seeking an undefined amount of monetary damages from the Company and an order enjoining the Company from infringing on his patents for a facial cleanser for a person's nose. On May 17, 1996, the U.S. District Court for the Northern District of Ohio granted the Company summary judgment on this lawsuit. On June 12, 1996, the plaintiff appealed the decision to the U.S. Court of Appeals for the Sixth Circuit. The plaintiff subsequently requested that the appeal be transferred to the U.S. Court of Appeals for the Federal Circuit. The Company believes that the suit is completely without merit and has denied all material allegations in the complaint and is vigorously defending itself based upon what it considers meritorious defenses.

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              On April 24, 1996, CNS, Inc. held its annual meeting of shareholders. Of the 17,436,052 shares of Common Stock eligible to vote, 16,205,452 were represented at the meeting and shares were voted on the following matters:


              1. The votes cast for the six (6) directors to serve until the next annual meeting of shareholders were:

                              Name         Votes For        Votes Withheld
                              ----         ---------        --------------
                Daniel E. Cohen, M.D.     16,161,350             44,102
                Richard E. Jahnke         16,164,011             41,441
                Patrick Delaney           15,565,950            639,502
                R. Hunt Greene            15,560,150            645,302
                Andrew J. Greenshields    15,539,825            665,627
                Richard W. Perkins        16,161,725             43,727


              2. The votes cast to approve the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1996 were:

                Votes For       Votes Against   Votes Abstained
                ---------       -------------   ---------------
                16,120,772         23,713            60,967


Item 5.       Other Information

              None

Item 6.       Exhibits and Reports of Form 8-K                              Page

              (a) Exhibits:

              Exhibit No. 11, Calculation of  Net Income Per Share           13
              Exhibit No. 27, Financial Data Schedule

              (b) Reports on Form 8-K

              None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CNS, Inc.
                                    Registrant


Date:  August 9, 1996               By: /s/ Richard E. Jahnke
                                            Richard E. Jahnke
                                            President & Chief Operating Officer


Date:  August 9, 1996               By: /s/ David J. Byrd
                                            David J. Byrd
                                            Vice President of Finance and Chief
                                            Financial Officer