Form 10-Q
period 1996-09-30
CNS INC /DE/
filed 1996-11-08
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended September 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the Transition Period from ____________to ___________


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

                           YES __X__  NO _____


At October 31, 1996, 19,144,780 shares of common stock were outstanding.

This Form 10-Q consists of 11 pages (including Exhibits). The Index to Exhibits is set forth on page 9.



                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                               September 30,    December 31,
                                                                                   1996             1995
                                                                               -------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $10,920,648      $ 8,551,919
     Marketable securities                                                      49,981,280        1,950,354
     Accounts receivable, net                                                   10,828,412        7,830,793
     Inventories                                                                 5,764,508       11,100,909
     Prepaid expenses and other current assets                                   1,849,056          997,674
     Deferred income taxes                                                         559,000          879,000
                                                                               -----------      -----------
          Total current assets                                                  79,902,904       31,310,649
Property and equipment, net                                                        763,799          558,999
Patents and trademarks, net                                                         81,830          126,887
Certificate of deposit, restricted                                                 320,000          320,000
Deferred income taxes                                                               24,000           24,000
                                                                               -----------      -----------
                                                                               $81,092,533      $32,340,535
                                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                       6,738,767        4,947,193
     Accrued income taxes                                                           66,644          508,000
                                                                               -----------      -----------
          Total current liabilities                                              6,805,411        5,455,193
                                                                               -----------      -----------
Stockholders' equity:
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,144,780 shares at September 30, 1996
          and 17,387,852 shares at December 31, 1995                               191,448          173,878
     Additional paid-in capital                                                 63,169,819       25,828,434
     Retained earnings                                                          10,925,855          883,030
                                                                               -----------      -----------
          Total stockholders' equity                                            74,287,122       26,885,342
                                                                               -----------      -----------
                                                                               $81,092,533      $32,340,535
                                                                               ===========      ===========

                 The accompanying notes are an integral part of
                       the condensed financial statements.



                                    CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                  ---------------------------     ---------------------------
                                                      1996            1995            1996            1995
                                                  -----------     -----------     -----------     -----------
Net sales                                         $19,375,529     $10,287,980     $61,315,223     $36,565,663
Cost of goods sold                                  8,000,174       3,512,658      24,798,655      13,434,983
                                                  -----------     -----------     -----------     -----------
     Gross profit                                  11,375,355       6,775,322      36,516,568      23,130,680
                                                  -----------     -----------     -----------     -----------
Operating expenses:
     Marketing and selling                          4,861,910       4,836,659      19,209,070      10,764,407
     General and administrative                       759,723         638,616       2,142,567       1,316,437
     Product development                              336,440           3,500         833,768          10,633
                                                  -----------     -----------     -----------     -----------
          Total operating expenses                  5,958,073       5,478,775      22,185,405      12,091,477
                                                  -----------     -----------     -----------     -----------
          Operating income                          5,417,282       1,296,547      14,331,163      11,039,203
Interest income                                       696,135         214,000       1,536,662         422,469
                                                  -----------     -----------     -----------     -----------
     Income from continuing operations
        before income taxes                         6,113,417       1,510,547      15,867,825      11,461,672
Income tax provision                                2,219,000         150,000       5,825,000       1,060,000
                                                  -----------     -----------     -----------     -----------
     Income from continuing operations              3,894,417       1,360,547      10,042,825      10,401,672
Loss from operations of discontinued division               0               0               0        (459,901)
Gain on disposal of discontinued division                   0               0               0       1,225,890
                                                  -----------     -----------     -----------     -----------
     Net income                                   $ 3,894,417     $ 1,360,547     $10,042,825     $11,167,661
                                                  ===========     ===========     ===========     ===========
Net income per common and
          common equivalent share:
     From continuing operations                   $       .19     $       .07     $       .51     $       .57
     From discontinued operations                         .00             .00             .00             .04
                                                  -----------     -----------     -----------     -----------
          Net income per share                    $       .19     $       .07     $       .51     $       .61
                                                  ===========     ===========     ===========     ===========
Weighted average number of common and
     common equivalent shares outstanding          20,246,000      18,657,000      19,680,000      18,343,000
                                                  ===========     ===========     ===========     ===========

                 The accompanying notes are an integral part of
                       the condensed financial statements.


                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Nine Months Ended
                                                                           September 30,
                                                                   ------------------------------
                                                                       1996              1995
                                                                   ------------      ------------
Operating activities:
     Net income                                                    $ 10,042,825      $ 11,167,661
     Adjustments to reconcile net income to net cash
              from operating activities:
         Net gain on sale of assets of discontinued operations                0        (1,915,890)
         Depreciation and amortization                                  185,509           154,544
         Deferred income taxes                                          320,000                 0
         Changes in operating assets and liabilities:
            Accounts receivable                                      (2,997,619)       (6,458,044)
            Inventories                                               5,336,401        (7,889,927)
            Prepaid expenses and other current assets                  (851,382)       (1,740,933)
            Accounts payable and accrued expenses                     1,350,218         7,159,888
                                                                   ------------      ------------
                 Net cash from operating activities                  13,385,952           477,299
                                                                   ------------      ------------
Investing activities:
     Change in marketable securities                                (48,030,926)       (4,843,195)
     Payments for purchases of property and equipment                  (331,980)         (300,092)
     Payments for patents and trademarks                                (13,272)          (50,856)
     Purchase of certificate of deposit                                       0          (320,000)
                                                                   ------------      ------------
                 Net cash from investing activities                 (48,376,178)       (5,514,143)
                                                                   ------------      ------------
Financing activities:
     Net proceeds from sale of discontinued operations                        0         5,000,000
     Net proceeds from public stock offering                         35,465,175                 0
     Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                              2,931            19,602
     Proceeds from the exercise of stock options                      1,890,849           999,912
                                                                   ------------      ------------
                  Net cash from financing activities                 37,358,955         6,019,514
                                                                   ------------      ------------
                  Net change in cash and cash equivalents             2,368,729           982,670
Cash and cash equivalents:
     Beginning of period                                              8,551,919         2,051,957
                                                                   ------------      ------------
     End of period                                                 $ 10,920,648      $  3,034,627
                                                                   ============      ============

                 The accompanying notes are an integral part of
                       the condensed financial statements.




                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

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

Results of Operations
Net sales increased to $19.4 million for the third quarter of 1996 from $10.3 million for the same period of 1995 and were $61.3 million for the first nine months of 1996 compared to $36.6 million for the same period of 1995. International sales were $7.8 million for the third quarter of 1996 and were $19.1 million for the first nine months of 1996, which represented primarily initial inventory purchases by 3M, the Company's international distributor, and initial stocking of inventory at international retail outlets in certain countries.

Breathe Right sales increased in 1996 in part as a result of increased advertising, particularly national television and radio, and the commencement of international sales. Unlike sales for the first nine months of 1995, which reflected an increase in inventory levels at existing and new retail outlets, domestic sales during the first nine months of 1996 approximated off the shelf movement at retail due to increased consumer demand. Based on independent research data reflecting sale of product during four week periods, the Company believes that domestic off-the-shelf movement of product at retail during 1996 has been approximately twice the level in corresponding periods of 1995.

Gross profit was $11.4 million for the third quarter of 1996 compared to $6.8 million for the same period of 1995 and was $36.5 million for the first nine months of 1996 compared to $23.1 million for the same period of 1995. Gross profit as a percentage of net sales was 58.7% for the third quarter of 1996 compared to 65.9% for the same period of 1995 and was 59.6% for the first nine months of 1996 compared to 63.3% for the same period of 1995. The lower gross profit in 1996 was due to the higher level of international sales in the third quarter and first nine months of 1996. International sales to 3M are at a lower gross profit margin than domestic sales because 3M is responsible for substantially all of the international operating expenses and a portion of the packaging costs of the product. Gross profit as a percentage of net sales for both domestic and international sales for the third quarter of 1996 was approximately 2 percentage points higher than the second quarter of 1996 due to lower costs resulting from the Company bringing a portion of the packaging operation in-house and increased production levels.

Marketing and selling expenses were $4.9 million for the third quarter of 1996 compared to $4.8 million for the same period of 1996 and were $19.2 million for the first nine months of 1996 compared to $10.8 million for the same period of 1995. The increase for the nine month period resulted primarily from marketing expenses associated with national television and radio advertising.

General and administrative expenses were $760,000 for the third quarter of 1996 compared to $639,000 for the same period of 1995 and were $2.1 million for the first nine months of 1996 compared to $1.3 million for the same period of 1995. This increase resulted from additional personnel and systems expenses required to support growth of the Breathe Right nasal strip business.

Product development expenses were $336,000 for the third quarter of 1996 compared to $4,000 for the same period of 1995 and were $834,000 for the first nine months of 1996 compared to $11,000 for the same period of 1995. This increase resulted from costs related to evaluation and testing of potential new products.

Interest income was $696,000 for the third quarter of 1996 compared to $214,000 for the same period of 1995 and was $1.5 million for the first nine months of 1996 compared to $422,000 for the same period of 1995. The increase in interest income reflected investment of net proceeds from the public offering of common stock completed in the second quarter of 1996.

Income before income taxes for the third quarter of 1996 was $6.1 million compared to $1.5 million for the same period of 1995 and was $15.9 million for the first nine months of 1996 compared to $11.5 million for the same period of 1995. Income before income taxes as a percentage of net sales was 31.6% for the third quarter of 1996 compared to 14.7% for the same period of 1995 and was 25.9% for the first nine months of 1996 compared to 31.4% for the same period of 1995. The increase in income before income taxes primarily reflects increased net sales in 1996.

Income tax expense for the third quarter of 1996 was $2.2 million or 36.3% of income before income taxes and was $5.8 million or 36.7% for the first nine months of 1996. The lower level of income tax expense in 1995 was due to the utilization of net operating loss carry forwards. There are no net operating loss carry forwards available for 1996 or future years.

Net income per share for the third quarter of 1996 was $.19 compared to $.07 per share from continuing operations for the same period of 1995 and was $.51 for the first nine months of 1996 compared to $.57 for the same period of 1995. Net income per share from continuing operations would have been $.05 for the third quarter of 1995 and $.39 for the first nine months of 1995 on a fully taxed basis.

Seasonality
The Company believes that approximately 50% of Breathe Right nasal strip users, currently use the product for the temporary relief of nasal congestion. Sales of nasal congestion remedies are higher during the fall and winter seasons. For this reason the Company expects its net sales to be relatively higher in the first and fourth quarters.

Liquidity and Capital Resources
At September 30, 1996, the Company had cash and cash equivalents and marketable securities of $60.9 million and working capital of $73.1 million. The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

The Company provided cash from operations of $13.4 million for the first nine months of 1996 compared with $477,000 for the same period of 1995. Cash flow for the first nine months of 1996 was primarily from net income plus a decrease in inventories and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable.

The Company purchased $48.0 million of marketable securities in the first nine months of 1996 and property and equipment of $332,000.

During April 1996, the Company completed a public offering of 1,725,000 shares of common stock. Of these shares, 1,525,000 shares were sold by the Company and 200,000 shares by selling shareholders. Net proceeds to the Company were $35.5 million. The Company intends to use the net proceeds to provide working capital for marketing, advertising and promotion expenses; to finance the purchase and construction of equipment, plant and machinery to develop certain supplementary in-house manufacturing capability; to expand and upgrade management information systems; and for other general corporate purposes. The Company also received $1.9 million from the exercise of stock options during the first nine months of 1996.

Forward Looking Statements
Information included in this Form 10-Q which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology constitutes forward-looking information. The factors set forth below and the other risk factors included in the Company's Prospectus dated March 29, 1996 constitute cautionary statements identifying important factors with respect to such forward looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements: (i) the Company's revenue and profitability is currently reliant on sales of a single product; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology; and (iii) the markets in which the Company competes are highly competitive.



                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              There are no new material legal proceedings pending against or by the Company and there have been no material developments in the pending legal proceeding previously reported by the Company.

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




                                                  CNS, Inc.
                                         -------------------------------------
                                                  Registrant





Date:        November 8, 1996            By: /s/  Richard E. Jahnke
         ---------------------------         ---------------------------------
                                         Richard E. Jahnke
                                         President & Chief Operating Officer





Date:        November 8, 1996            By: /s/  David J. Byrd
         ---------------------------         ---------------------------------
                                         David J. Byrd
                                         Vice President of Finance and Chief
                                         Financial Officer