Form 10-K
period 1996-12-31
CNS INC /DE/
filed 1997-03-21
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                  Preferred stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1997, assuming as market value the price of $12.375 per share, the closing sale price of the Company's Common Stock on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was $212,554,819.

As of March 3, 1997, the Company had outstanding 19,256,243 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: The Company's (i) Annual Report to Stockholders for the year ended December 31, 1996 and (ii) Proxy Statement for its Annual Meeting of Stockholders to be held in April 1997, a definitive copy of which will be filed with the Commission within 120 days of December 31, 1996, are incorporated by reference into Parts II and III of this Form 10-K.


                                TABLE OF CONTENTS


                                                                                                 Page
PART I                                                                                           ----
Item 1.           Business...................................................................      3
Item 2.           Properties.................................................................     14
Item 3.           Legal Proceedings..........................................................     14
Item 4.           Submission of Matters to a Vote of Security Holders........................     15

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters......     16
Item 6.           Selected Financial Data....................................................     16
Item 7.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...............................................     16
Item 8.           Financial Statements and Supplementary Data................................     16
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure....................................................     16

PART III

Item 10.          Directors and Executive Officers of the Registrant.........................     17
Item 11.          Executive Compensation.....................................................     17
Item 12.          Security Ownership of Certain Beneficial Owners and Management.............     17
Item 13.          Certain Relationships and Related Transactions.............................     17

PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K.....................................................     17

SIGNATURES        ...........................................................................     18



Forward-Looking Statements

         This Annual Report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or comparable terminology. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to the following factors: (i) the Company's revenue and profitability is currently reliant on sales of a single product; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right(R) nasal strip technology, and the Company has been sued for patent infringement (see Item 3, Legal Proceedings); (iii) the markets in which the Company competes are highly competitive; and (iv) the risk factors included in the Company's Prospectus dated March 29, 1996, included in its Registration Statement on Form S-3 (File No. 333-01589) filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         CNS, Inc. (the "Company") designs, manufactures and markets consumer products, including the Breathe Right nasal strip which improves breathing by reducing nasal airflow resistance. It can be effective in eliminating or reducing snoring, for the temporary relief of nasal congestion, and for the temporary relief of breathing difficulties due to a deviated nasal septum. The Company also has entered into several agreements to market or license certain new medical consumer products that are in various stages of marketing, evaluation and testing.

BREATHE RIGHT NASAL STRIPS

         The Breathe Right nasal strip is a nonprescription single-use disposable device that improves breathing by reducing nasal airflow resistance. The Company has received 510(k) clearances from the FDA to market the Breathe Right nasal strip for improvement of nasal breathing (October 1993), reduction or elimination of snoring (November 1995), temporary relief of nasal congestion (February 1996) and temporary relief of breathing difficulties due to deviated nasal septum (May 1996).

         The Breathe Right nasal strip includes two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any medication, thereby avoiding any medicinal side effects. The Breathe Right nasal strip is offered in three sizes (junior/small, small/medium and medium/large) to accommodate the range of nose sizes from a child's nose to an adult's nose. The Breathe Right nasal strip is packaged for the over-the-counter ("OTC") market in quantities of 10 or 30 strips per box and for sporting goods retailers in quantities of eight strips per box. The Company believes that the Breathe Right nasal strip is priced comparably to medicinal decongestants on a daily or nightly dosage basis at suggested retail prices of $4.99 for a box of ten, $11.99 for a box of 30 and $4.99 for an eight count sports pack.

MARKETS

         The Breathe Right nasal strip is sold in the consumer OTC market, the professional medical market and the athletic market. Because a substantial number of people may be included in more than one market, the number of potential customers for the Breathe Right nasal strip does not equal the aggregate population of these markets.

         CONSUMER OTC MARKET. Air impedence in the nose accounts for half of the total airway resistance involved in the respiratory system (i.e., half of the energy required for breathing). If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people with allergies, sinusitis and the common cold and by nasal obstruction due to a deviated nasal septum. The Company believes that people with deviated septa or other structural problems or chronic conditions such as snoring may be more predisposed to use the Breathe Right nasal strip on a regular or daily basis while seasonal sufferers are likely to use the Breathe Right nasal strip as needed. People with these medical conditions are currently the primary users of the product and are the primary targets of the Company's advertising.

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

         NASAL CONGESTION/OBSTRUCTION. The Company believes the Breathe Right nasal strip can in many cases benefit those people who suffer from nasal congestion, stuffy nose and nasal obstruction resulting from the following conditions: (i) the common cold; (ii) allergies and sinus disease -- approximately 35 million people in the U.S.; and (iii) deviated nasal septum and other nasal structural deficiencies -- approximately 12 million people in the U.S. Clinical studies at the Oklahoma Allergy Clinic in Oklahoma City, Oklahoma and at Park Nicollet Clinic in Minneapolis, Minnesota have shown that the product relieves some of the symptoms associated with nasal congestion caused by allergies, and a clinical study at Mount Sinai Hospital, Toronto, Ontario has shown that the product relieves some of the symptoms of nasal obstruction due to septal deviation. For nasal congestion applications, the Company believes that the Breathe Right nasal strip is often used as either an alternative or adjunct to decongestant drugs (including nasal sprays and oral decongestants).

         PROFESSIONAL MEDICAL MARKET. In October 1996, the Company entered into a Distributorship Agreement with Healthdyne Technologies, Inc. ("Healthdyne") pursuant to which Healthdyne will market the Breathe Right nasal strip to the professional medical market. The Company believes that patients receiving various treatments for sleep apnea and chronic lung disease may become regular users of the product if it is recommended to them by their physicians. The Company believes that there are over one million sleep apnea and chronic lung disease patients receiving treatments and an additional 15 million chronic lung disease sufferers that may benefit from use of the Breathe Right nasal strip. The Company also believes that awareness of the product by physicians will increase their recommendations of the product for other applications.

         ATHLETIC MARKET. The Company believes that the product may make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. Clinical studies are being conducted to establish the benefit of use during athletic activity. The Breathe Right nasal strip has been used by professional and collegiate athletes in sports such as football and hockey, by race car drivers and horse racing jockeys and by recreational athletes, including runners and bikers. The Company uses athletes to endorse the Breathe Right nasal strip to increase the visibility of the product, which thereby leads to awareness of the product for not only its athletic applications, but also for snoring, nasal congestion and other applications.

BUSINESS STRATEGY

         The Company's strategy for increasing sales of its Breathe Right nasal strip and expanding its product line consists of:

         INCREASING NEW CONSUMER PRODUCT TRIAL. The Company uses a combination of advertising, promotions and celebrity endorsements to increase consumer awareness of the Breathe Right nasal strip and its benefits and to encourage initial consumer trial of the product. The Company's advertising campaign utilizes widely distributed magazines, nationally syndicated radio programs and network and cable television to try to establish the Breathe Right nasal strip as a leading OTC branded product for the relief of snoring and nasal congestion. A research study commissioned by the Company indicates that, of the persons surveyed in January 1996 and January 1997, total consumer awareness of an unidentified device used over the nose to improve nasal breathing and reduce snoring increased from 53% to 74% and household trial of the Breathe Right nasal strip increased from 5% to 9%.

         INCREASING REPEAT USAGE. According to research data collected by an independent, nationally recognized consumer market research firm, approximately 32% in the U.S. of those who have purchased Breathe Right nasal strips have purchased additional product. To encourage repeat usage, in 1995 the Company introduced a 30 count box, which carries a suggested retail price 20% less per strip than the 10 count box. Although the 30 count box is in fewer stores than the 10 count box, the 30 count box accounted for approximately 48% of the Company's domestic sales in 1996. The Company intends to try to increase the retail distribution of the 30 count box.

         EXPANDING PRESENCE IN INTERNATIONAL MARKETS. In August 1995, the Company signed an exclusive international distribution agreement with 3M to market the Breathe Right nasal strip outside the U.S. and Canada. 3M introduced the product in over 30 countries in 1996 and expects the product to be available at retail in additional international markets by the end of 1997.

         EXPANDING PRESENCE IN THE PROFESSIONAL MEDICAL MARKET. In October 1996, the Company entered into a Distributorship Agreement with Healthdyne pursuant to which Healthdyne will market the Breathe Right nasal strip to the professional medical market. The Company seeks to increase its presence in the professional medical market, which includes patients receiving various treatments for sleep apnea and chronic lung disease. The Company believes that educating the professional medical market will lead to both recommendations for use of the product in that market and for other applications, such as for snoring and nasal congestion.

         MARKETING NEW PRODUCTS THAT LEVERAGE DISTRIBUTION CHANNELS. The Company has established a strong brand identity for the Breathe Right name and strong distribution channels. The Company plans to leverage its marketing and distribution strengths by acquiring or licensing the rights to those products that it believes have merit and attempt to bring them to market. In 1996, the Company began marketing the TheraPatch(TM), which is an external analgesic manufactured by LecTec Corporation. There can be no assurance that the Company will ever market any of the Company's other new products.

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

         The Company's marketing efforts are primarily directed to the OTC market. The Company's advertising focuses on the snoring and nasal congestion applications for the product. The Company primarily uses a mix of consumer and trade promotions and magazine, radio and television advertising to market the Breathe Right nasal strip. Marketing communications are generally designed to promote trial of the Breathe Right nasal strip by increasing consumer awareness of the product's benefits.

         The Company's paid advertising programs have been enhanced by media coverage of use of Breathe Right nasal strips by professional athletes. In addition, a number of radio and television personalties have provided unsolicited endorsements of the product on national radio and television programs. The Company has also entered into endorsement agreements pursuant to which athletes will provide the Company with endorsement services. The Company believes that use by professional athletes increases the visibility of the product, which thereby leads to greater awareness of the product for not only its athletic applications but also for snoring, nasal congestion and other applications, and also makes it more acceptable for consumers to wear the highly visible product.

         The Company also uses product promotion programs, such as coupons, and public relations activities to encourage product trial and repeat purchases. Typically, coupons for the Breathe Right nasal strip appear three to four times each year in free standing inserts (FSIs) that are included in Sunday newspapers and are often tied to a holiday or special event theme such as Super Bowl, Fathers Day, or the Christmas holidays (stocking stuffer). The Company has developed a joint promotion with Johnson & Johnson for April 1997 in which samples of Tylenol PM will be included in Breathe Right nasal strip packages and samples of Breathe Right nasal strips will be included in Tylenol PM packages. The Company intends to seek additional joint promotion opportunities in the future. To increase consumer product awareness, the Company also uses public relations programs associated with "special events," such as sponsoring marathons, providing product to certain professional athletic teams and sponsoring radio station contests in conjunction with certain holidays.

         Because the Breathe Right nasal strip is sold as an OTC product, sales of the product will depend in part upon the degree to which the consumer is aware of the product and is satisfied with its use, which also influences repeat usage and word of mouth referrals. Research data collected by a nationally recognized consumer market research firm indicates that approximately 32% of those in the U.S. who have purchased Breathe Right nasal strips have purchased additional product.

         The Company has conducted periodic consumer awareness surveys in which 1,000 consumers over the age of 18 were surveyed by telephone. The table set forth below shows the percent of the respondents who had (i) total product awareness, where respondents identified or, if asked, were aware of, a nasal strip as a product designed to help people breathe more easily or provide relief from snoring, (ii) unaided brand name awareness, where the respondents were asked to identify a product worn across the nose to help people breathe and reduce snoring and the respondents identified the Breathe Right brand name, and
(iii) purchased product, those who have purchased Breathe Right nasal strips.


                                          Mar.       Sept.      Jan.       April      July       Oct.       Jan.
                                          1995       1995       1996       1996       1996       1996       1997
                                          ----       ----       ----       ----       ----       ----       ----

Total Product Awareness.................   32%        41%        53%        74%        72%        70%        74%
Unaided Brand Name Awareness............    2%         3%         7%        12%        12%        12%        14%
Purchased Product.......................    1%         2%         5%         8%         8%         8%         9%


DOMESTIC DISTRIBUTION

         OTC MARKET. The Breathe Right nasal strip is sold as an OTC product in drug stores, grocery stores, mass merchant chain stores, warehouse clubs, military base stores and convenience stores in the U.S. The Company sells product to retailers through a network of independent sales representatives referred to in the industry as non-food general merchandise brokers. The Company uses broker groups who call on the chain drug, grocery, mass merchant and warehouse club accounts and the wholesalers who serve primarily the independent drug stores and many of the grocery stores in the U.S.

         Although the Company's advertising focuses on both the snoring and nasal congestion applications, the Breathe Right nasal strip is typically positioned in the cough, cold and allergy section of the store because Breathe Right nasal strips provide benefits similar to those obtained with decongestant products and there is typically no section in stores for snoring relief products. Many store managers have also placed the product in secondary locations, such as on the pharmacy counter or in special sections located at the end of an aisle reserved for better selling products.

         The Company's OTC customers for the Breathe Right nasal strip include national chains of drug stores, grocery stores and mass merchants such as Walgreens, RiteAid, REVCO, Kroger, Safeway, Wal-Mart and Kmart and warehouse clubs such as Sam's Club, as well as regional and independent stores in the same store categories. In 1996, one retailer accounted for approximately 14% of Breathe Right nasal strip sales. Although this retailer accounted for less than 4% of the retail stores that carried the product, the loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could temporarily disrupt distribution of the Breathe Right nasal strip.

         PROFESSIONAL MEDICAL MARKET. The Company believes that establishing a strong presence in the professional medical market will not only increase sales to this market, but will also result in physicians recommending the product for other applications. The Company has entered into an agreement with Healthdyne, a national manufacturer and distributor of pulmonary products, pursuant to which Healthdyne will distribute the product to hospitals, clinics and other providers of in-home medical equipment and health care services.

         ATHLETIC MARKET. Largely as a result of the exposure that the Breathe Right nasal strips received when NFL football players began wearing them, many sporting goods retailers expressed an interest in carrying the product. A special package has been developed for this market. The Breathe Right nasal strips sports package is distributed to mass merchant sports departments and sporting goods stores. In addition, many drug stores carry the sports package in their sports medicine section.

INTERNATIONAL DISTRIBUTION

         The Company executed an international distributor agreement with 3M in August 1995 pursuant to which 3M has the exclusive right to distribute the Breathe Right nasal strip outside of the U.S. and Canada. 3M has operations in over 60 foreign countries. The product is marketed internationally under the co-brand of "3M Breathe Right nasal strips" in order to benefit from both 3M's brand name and the publicity that the Breathe Right brand name has received. Under the terms of the agreement, 3M buys product from the Company either in finished form in 3M boxes or in bulk quantities to be packaged by 3M's international subsidiaries. All sales to 3M are denominated in U.S. dollars. 3M is responsible for obtaining all necessary regulatory approvals outside of the U.S. and for all marketing and selling expenses. The agreement contains certain minimum performance objectives and breakup provisions. The product was on retail shelves in over 30 countries by the end of 1996.

         In 1995, the Company arranged with LOCIN Industries, a Canadian dental floss company, to establish distribution in the Canadian market. LOCIN distributes the product to drug stores in Canada. During 1996, LOCIN purchased product in bulk and packaged it at its facility and assumed responsibility for cooperative advertising programs.

THERAPATCH(TM) EXTERNAL ANALGESIC PATCH

         The Company began national distribution of the TheraPatch at the end of 1996. The Company has the right to market the TheraPatch pursuant to a Marketing and Distribution Agreement with Natus Corporation and LecTec Corporation, the manufacturers of the TheraPatch.

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

         The FDA has issued a deferment letter to the product's manufacturer which allows the product to be marketed and defers the product's regulatory status until the FDA publishes a Final Monograph on External Analgesics. After the Final Monograph is published, if the product does not comply with the FDA's requirements listed in the Final Monograph, the product's manufacturer will have one year to bring it into compliance.

POTENTIAL LINE EXTENSIONS AND NEW PRODUCTS

         BREATHE RIGHT NASAL STRIP ENHANCEMENTS AND LINE EXTENSIONS. The Company is currently evaluating a number of enhancements to the existing Breathe Right nasal strip product line. These enhancements include a modification that would increase the dilating force of the strip without diminishing the strip's ability to stay in place, an enhancement that would reduce the potential for irritation over the top of the nose and production of nasal strips that are different in appearance from the current product.

         NEW PRODUCTS. As a result of the Company's established distribution channels and highly visible success with the Breathe Right nasal strip, the Company has frequently been approached by individuals and smaller companies to explore the possibility of partnering with the Company to manufacture and market new product ideas. The Company routinely evaluates the merit of these products, and from time to time may acquire or license the rights to products which it believes could successfully be sold through the Company's established distribution channels. The Company has entered into contractual arrangements for several products which are in various stages of evaluation and testing prior to potential market launch. The Company plans to incur costs of approximately $1.0 million relating to evaluation and test marketing of these products in 1997. Most, if not all, of these products are regulated to varying degrees by the FDA and some will require extensive clinical studies and regulatory approvals prior to marketing. There can be no assurance that any required regulatory approvals will be obtained or that the Company will market any of these products.

         The Company has an exclusive, worldwide license agreement covering the Pollen-Guard(TM) Gel, which is an ionized gel product that is applied around the nostrils, dries clear, colorless and odorless and creates a local electrostatic field. The Company believes that this product reduces the inhalation of airborne contaminants such as pollen, mold spores and dust, which will thereby reduce allergic symptoms.

         The Company plans to perform clinical tests on two products that utilize a chemical compound that is used as a common food additive. The Company believes that the compound, when inhaled, may be effective as an adjunct to assist in stopping smoking or as a smoking substitute product, and may also be useful in suppressing appetite, resulting in weight loss, but the Company has not completed any clinical studies on these products to date.

         The Company is also testing a laryngoscope dental warning system. A laryngoscope is a medical device used in the process of intubation, which involves insertion of a breathing tube into a patient's trachea by passing it through the mouth and throat. During the process of intubation, the laryngoscope's blade has a tendency to be pressed against the patient's top teeth, at times causing damage to those teeth or to adjacent bridge work. The laryngoscope dental warning system uses a disposable warning circuit embedded into a thin plastic strip placed on the bottom of the laryngoscope's blade to warn the user when the blade makes contact with the teeth, allowing the physician to avoid damaging the patient's teeth.

MANUFACTURING AND OPERATIONS

         The Company currently sub-contracts with multiple manufacturers, known as converters, to produce the Breathe Right nasal strip and does no in-house product production itself. The converters are capable of providing full turnkey service and shipping product to the Company that is completely packaged ready to be sold to retailers or providing semi-finished goods to the Company that require final packaging. To complete these products, the Company has the ability to wrap individual strips in the paper sleeve in-house and subcontracts the final packaging out to qualified packaging subcontractors.

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

COMPETITION

         The Company believes that the market for decongestant products is highly competitive while there is currently little or no competition in the market for products for the reduction or elimination of snoring. In the U.S., the Company's competition in the OTC market for (i) decongestant products and other cold, allergy and sinus relief products consist primarily of pharmaceutical products and (ii) snoring remedies consist primarily of internal nasal dilators. The Company believes that the patents on the Breather Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products in the United States. However, external nasal dilator products compete in the OTC markets for decongestant and sinus relief products and snoring remedies in international markets where the Company does not have patent protection on the Breathe Right nasal strip. See "Patents, Trademarks and Proprietary Rights" below. Many of the manufacturers of the pharmaceutical products that compete with the Breathe Right nasal strip have significantly greater financial and operating resources than the Company. In addition, competitors may develop products which are able to circumvent the Company's patents.

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

         Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application ("PMA"). A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) approvals to market the Breathe Right nasal strip as a device that can (i) reduce or eliminate snoring, (ii) temporarily relieve the symptoms of nasal congestion and stuffy nose, (iii) improve nasal breathing by reducing nasal airflow resistance and (iv) temporarily relieve breathing difficulties due to deviated nasal septum.

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

         The Licensor has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. Four of these patent applications have issued as patents, including one with claims that cover the single-body construction of the Breathe Right nasal strip. The Licensor has received notice of allowance in two additional patent applications and one application remains pending. The Licensor has also obtained patent protection on the Breathe Right nasal strip in two foreign countries and has applications pending which seek patent protection in 39 additional countries.

         There can be no assurance that the Licensor's patents on the Breathe Right nasal strip, or any additional patents issued, if any, will effectively foreclose the development of competitive products or that the Company will have sufficient resources to pursue enforcement of any patents issued. See Item 3, Legal Proceedings. The Company intends to aggressively enforce the patents covering the Breathe Right nasal strip. In order to enforce any patents issued covering the Breathe Right nasal strip, the Company may have to engage in litigation, which may result in substantial cost to the Company and counterclaims against the Company. Any adverse outcome of such litigation could have a negative impact on the Company's business. The Company has sued two companies for patent infringement in the United States. The Company settled with one company based on its representation that it had not made, used, sold or offered for sale nasal dilators after the issuance of the patents, as described in Item 3, Legal Proceedings. The second company agreed to discontinue making, using, selling or offering for sale external nasal dilator strips. The Company has also initiated suits against two companies for patent infringement in Australia. One has settled and agreed to cease infringing activity and the other company is in administration proceedings.

         The Company believes its trademarks are important as protection for the Company's names and advertising. The Company has successfully opposed two competitors, and has initiated opposition proceedings against three additional competitors, in the U.S. Patent and Trademark Office for attempting to register trademarks that are substantially similar to "Breathe Right," and has a trademark infringement suit pending against one competitor.

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

EMPLOYEES

         At March 3, 1997, the Company had 40 full-time and two part-time employees, of whom 15 were engaged in operations, 15 in general administration, 10 in marketing and sales and two in new products and product development. There are no unions representing Company employees. Relations with its employees are believed to be good and there are no pending or threatened labor employment disputes or work interruptions.

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


         Name and Age                                                     Office
         ------------                                                     ------
Daniel E. Cohen, M.D. (44)                             Chairman of the Board, Chief Executive Officer,
                                                       Treasurer and Director

Richard E. Jahnke (48)                                 President, Chief Operating Officer and Director

M. W. Anderson, Ph.D. (46)                             Vice President of Clinical and Regulatory Affairs

David J. Byrd (43)                                     Vice President of Finance and Chief Financial Officer

William Doubek (41)                                    Vice President of Operations

Rihab FitzGerald (45)                                  Vice President of Consumer Sales

Kirk P. Hodgdon (37)                                   Vice President of Consumer Marketing

Gerhard Tschautscher (40)                              Vice President of International and Professional Medical
                                                       Marketing


         DANIEL E. COHEN, M.D. has served as the Company's Chairman of the Board since 1993, its Chief Executive Officer since 1989 and a director and the Treasurer since 1982. Dr. Cohen was a founder of the Company and is a board-certified neurologist.

         RICHARD E. JAHNKE has served as the Company's President and Chief Operating Officer and as a director since 1993. From 1991 to 1993, he was Executive Vice President and Chief Operating Officer of Lemna Corporation, which manufactures and sells waste water treatment systems. From 1986 to 1991, Mr. Jahnke was general manager of the government operations division of ADC Telecommunications, an electronic communications systems manufacturer. From 1982 to 1986, he was Director of Marketing and Business and Technical Development at BMC Industries, Inc. From 1972 to 1982, he held various positions of increasing responsibility in engineering, sales and marketing management at 3M Company. He is also a director of Rehabilicore Inc., a manufacturer of medical devices.

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

         In January 1997, the Company was sued for patent infringement in California District Court by Acutek Adhesive Specialties, Inc. ("Acutek"). Acutek claims to be an exclusive licensee in the United States Reissue Patent RE. 35,408. The plaintiff seeks compensatory damages, interests, costs and fees. The Company has counterclaimed for a declaration of invalidity of the patents asserted by Acutek and for a declaration that the Company does not infringe the Reissue Patent. The Company has also filed a claim against Acutek for false advertising and related offenses by Acutek related to claims Acutek has made about its products and patent rights. Earlier, the Company sued Acutek and Mabco, Inc., a related corporation, for patent infringement. Upon the Company receiving representations that those companies had not made, used, or sold products infringing the patents that protect the Company's Breathe Right device, the suit was settled. The Company will defend the current suit brought against it by Acutek and pursue its counterclaims vigorously. The Company believes that it does not infringe any valid patent claims.

          In October 1995, an individual commenced a lawsuit against the Company in U.S. District Court for the Northern District of Ohio claiming that the Breathe Right nasal strip infringes the plaintiff's patents relating to a facial cleanser. In May 1996, the suit was dismissed by the District Court and in June 1996 the plaintiff filed an appeal to the United States Court of Appeals for the Sixth Circuit. The appeal was transferred to court of appeals for the Federal Circuit, where it is currently pending. The plaintiff is seeking an undefined amount of monetary damages from the Company and an order enjoining the Company from infringing on his patents. The plaintiff claims his patent covers a facial cleanser for a person's nose. The Company believes that the suit is completely without merit and is vigorously defending itself based upon what it considers meritorious defenses and which were recognized as such by the District Court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Information as to the principal market on which the Company's common stock is traded and market price information for the common stock of the Company is incorporated herein by reference from page 19 of the 1996 Annual Report to Shareholders (the "1996 Annual Report").

          On March 3, 1997, the last sale price of the Common Stock as reported on the Nasdaq National Market was $12.375. As of March 3, 1997, there were approximately 1,000 owners of record of Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

          Selected financial information is presented on page 1 of the Company's 1996 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 8 through 11 of the Company's 1996 Annual Report and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Balance Sheets of the Company as of December 31, 1995 and 1996, and the related Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996, the Notes to the Financial Statements and the Report of KPMG Peat Marwick LLP, independent auditors, is contained in the Company's 1996 Annual Report on pages 12 through 19 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Certain information required under this Item with respect to directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in April 1997 (the "1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

           Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION

           Information required under this item is contained in the section entitled "Executive Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Not applicable.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.         Documents filed as part of this Report:

           1.       Financial Statements. See Item 8, Financial Statements.

           2.       Financial Statement Schedules. Not Applicable.

           3. Exhibits. See "Exhibit Index" on the page following the Signature Page.

b. Reports on Form 8-K. The Company did not file a report on Form 8-K during the fourth quarter ended December 31, 1996.


                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CNS, INC.
                              ("Registrant")


Dated: March 14, 1997          By/s/  Daniel E. Cohen
                                 -----------------------------------------------
                                 Daniel E. Cohen, M.D.
                                 Chairman of the Board, Chief Executive Officer, Treasurer and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 14, 1997 on behalf of the Registrant in the capacities indicated.

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


/s/  Daniel E. Cohen
-----------------------------------------
Daniel E.  Cohen, M.D.
Chairman of the Board and Chief
Executive Officer, Treasurer and Director
(Principal Executive Officer)


/s/ Richard E. Jahnke
-----------------------------------------
Richard E. Jahnke
Director, President and
Chief Operating Officer


/s/ David J. Byrd
-----------------------------------------
David J. Byrd
Vice President of Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)


/s/ Patrick Delaney
-----------------------------------------
Patrick Delaney
Director


/s/ R. Hunt Greene
-----------------------------------------
R. Hunt Greene
Director


/s/ Andrew J. Greenshields
-----------------------------------------
Andrew J. Greenshields
Director


/s/ Richard W. Perkins
-----------------------------------------
Richard W. Perkins
Director


                                    CNS, INC.
                                  EXHIBIT INDEX
                                  -------------
Exhibit No.       Description
-----------       -----------

3.1 Company's Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

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

10.1 CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2 CNS, Inc. 1989 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-29454).

10.3              CNS, Inc. 1990 Stock Plan (incorporated by reference to
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.4 Employment Agreement dated February 22, 1988 between the Company and William Doubek (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2, Commission File No. 33-46120 (the "1992 Form S-2")).

10.5 License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the 1992 Form S-2).

10.6              CNS, Inc. 1994 Stock Plan (incorporated by reference to
                  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.7 Distribution Agreement dated August 2, 1995 between the Company and Minnesota Mining and Manufacturing Company (incorporated by reference to Exhibit 10.11 to the 1995 Form 10-K).

10.8 Supply Agreement dated May 17, 1995 between the Company and Minnesota Mining and Manufacturing Company (incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K).

10.9 Asset Purchase Agreement dated May 8, 1995 between the Company and Aequitron Medical, Inc. (incorporated by reference to Exhibit 10.4 to the March 31, 1995 Form 10-Q).

10.10 Non-Exclusive Distributorship Agreement dated May 8, 1995 between the Company and Aequitron Medical, Inc. (incorporated by reference to Exhibit 10.5 to the March 31, 1995 Form 10-Q).

10.11 License Agreement dated January 24, 1996 between the Company and Ronald S. Nietupsky (incorporated by reference to Exhibit
                  10.15 to the 1995 Form 10-K).

10.12 License Agreement dated February 26, 1996 between the Company and Scott Dahlbeck, M.D. (incorporated by reference to Exhibit
                  10.16 to the 1995 Form 10-K).

10.13 Option Agreement dated October 5, 1995 between the Company and TruTek Corp. (incorporated by reference to Exhibit 10.17 to the 1995 Form 10-K).

10.14 Marketing and Distribution Agreement dated as of January 11, 1996 between the Company, Natus Corporation and LecTec Corporation (incorporated by reference to Exhibit 10.18 to the 1995 Form 10-K).

10.15             Employment Agreement between the Company and Dr. Daniel E.
                  Cohen dated April 15, 1996.

10.16 Employment Agreement dated April 15, 1996 between the Company and Richard E. Jahnke.

10.17 Employment Agreement dated April 15, 1996 between the Company and Kirk Hodgdon.

10.18 Employment Agreement dated April 15, 1996 between the Company and David J. Byrd.

11.1              Computation of Net Earnings (Loss) Per Share of Common Stock.

13.1              Selected Information from 1996 Annual Report to Stockholders.

21.1              Subsidiaries of the Company.

23.1              Consent of KPMG Peat Marwick LLP.

24.1              Powers of Attorney (included on the signature page hereof).

27.1              Financial Data Schedule.