Form 10-Q
period 1997-03-31
CNS INC /DE/
filed 1997-05-13
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Transition Period from____________to______________


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

                           YES_X_  NO___

At April 30, 1997, 19,276,643 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS


                                                                              March 31,        December 31,
                                                                                1997                1996
                                                                             -----------        -----------
                                                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $11,490,041        $12,109,150
     Marketable securities                                                    50,890,907         50,339,193
     Accounts receivable, net                                                 10,796,643         14,665,731
     Inventories                                                              10,099,533          8,314,826
     Prepaid expenses and other current assets                                 1,687,396          1,647,055
     Deferred income taxes                                                       961,000            961,000
                                                                             -----------        -----------
          Total current assets                                                85,925,520         88,036,955
Property and equipment, net                                                    1,139,137            839,415
Patents and trademarks, net                                                    1,367,163            192,633
Certificate of deposit, restricted                                               340,064            340,064
                                                                             ===========        ===========
                                                                             $88,771,884        $89,409,067
                                                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                     7,033,996          8,314,627
     Accrued income taxes                                                        429,533          1,319,533
                                                                             -----------        -----------
          Total current liabilities                                            7,463,529          9,634,160
                                                                             -----------        -----------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                                   0                  0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,276,643 shares at March 31, 1997
          and 19,145,445 shares at December 31, 1996                             192,766            191,454
     Additional paid-in capital                                               63,388,582         63,177,939
     Retained earnings                                                        17,727,007         16,405,514
                                                                             -----------        -----------
          Total stockholders' equity                                          81,308,355         79,774,907
                                                                             -----------        -----------
                                                                             $88,771,884        $89,409,067
                                                                             ===========        ===========

                   The accompanying notes are an integral part
                     of the condensed financial statements.



                                    CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       1997            1996
                                                    -----------     -----------
Net sales                                           $19,394,936     $20,820,761
Cost of goods sold                                    6,245,203       7,651,631
                                                    -----------     -----------
     Gross profit                                    13,149,733      13,169,130
                                                    -----------     -----------
Operating expenses:
     Marketing and selling                           11,124,415       7,430,097
     General and administrative                         762,352         737,660
     Product development                                201,860         157,261
                                                    -----------     -----------
          Total operating expenses                   12,088,627       8,325,018
                                                    -----------     -----------
          Operating income                            1,061,106       4,844,112

Interest income                                         710,387         154,825
                                                    -----------     -----------
     Income before income taxes                       1,771,493       4,998,937
Income tax provision                                    450,000       1,898,000
                                                    -----------     -----------
     Net income                                     $ 1,321,493     $ 3,100,937
                                                    ===========     ===========

Net income per common and common equivalent share   $       .07     $       .17
                                                    ===========     ===========

Weighted average number of common and
     common equivalent shares outstanding            20,044,000      18,706,000
                                                    ===========     ===========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  1997             1996
                                                              ------------      ------------
Operating activities:
     Net income                                               $  1,321,493      $  3,100,937
     Adjustments to reconcile net income to net cash
              from operating activities:
         Depreciation and amortization                              76,200            54,617
         Deferred income taxes                                           0           316,000
         Changes in operating assets and liabilities:
            Accounts receivable                                  3,869,088        (2,014,448)
            Inventories                                         (1,784,707)        3,466,257
            Prepaid expenses and other current assets              (40,341)         (152,723)
            Accounts payable and accrued expenses               (2,170,631)        1,571,252
                                                              ------------      ------------
                 Net cash from operating activities              1,271,102         6,341,892
                                                              ------------      ------------
Investing activities:
     Change in marketable securities                              (551,714)       (2,953,787)
     Payments for purchases of property and equipment             (350,452)         (141,210)
     Payments for patents and trademarks                        (1,200,000)          (13,272)
                                                              ------------      ------------
                 Net cash from investing activities             (2,102,166)       (3,108,269)
                                                              ------------      ------------
Financing activities:
     Proceeds from the exercise of stock options                   211,955           769,149
                                                              ------------      ------------
                  Net cash from financing activities               211,955           769,149
                                                              ------------      ------------
                  Net change in cash and cash equivalents         (619,109)        4,002,772
Cash and cash equivalents:
     Beginning of period                                        12,109,150         2,593,113
                                                              ============      ============
     End of period                                            $ 11,490,041      $  6,595,885
                                                              ============      ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1996, and reference is hereby made to that report for detailed information on accounting policies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion and temporarily relieve breathing difficulties due to a deviated nasal septum. During the first quarter of 1997 the Company began the national rollout of TheraPatch, an external analgesic patch designed for the temporary relief of pain from arthritis, simple backaches and muscular aches and strains. The Company also has entered into several agreements to market or license certain new medical consumer products that are in various stages of evaluation and testing. The latest clinical studies on the Pollen Guard Gel product have not shown sufficient efficacy to warrant further investment to commercialize the product.

Results of Operations:

Net sales were $19.4 million for the first quarter of 1997 compared to $20.8 million for the same quarter of 1996. Domestic sales decreased to $16.9 million for the first quarter of 1997 compared to $18.0 million for the same quarter of 1996 primarily as a result of decreases in inventory levels at retail outlets. During the first quarter of 1997, domestic retail sell-through of Breathe Right nasal strips was estimated to be approximately 15% higher than the first quarter of 1996. The major contributor to this increase was growth in repeat use of the product. Based on our most recent market research, we believe sales for repeat usage during the first eight weeks of the quarter were approximately twice the level of the prior year.

International sales were $2.5 million for the first quarter of 1997 compared to $2.8 million for the same quarter of 1996. International sales for 1996 represented primarily initial inventory purchases by 3M, the Company's international distributor, and initial stocking of inventory at international retail outlets in certain countries. As a result, the Company does not expect that the quarterly international sales patterns for 1997 will be directly comparable to the quarters of 1996.

The Company has experienced in the past, and expects that it will continue to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to seasonality of sales as described below, as well as increases and decreases in purchases by distributors and retailers in anticipation of future demand by consumers.

Gross profit was $13.1 million for the first quarter of 1997 compared to $13.2 million for the same quarter of 1996. Gross profit as a percentage of net sales, improved to 67.8% for the first quarter of 1997 compared to 63.3% for the same quarter of 1996 primarily due to lower manufacturing costs resulting from the Company bringing a portion of the packaging operation in-house.

Gross profit as a percentage of net sales was higher than the fourth quarter of 1996 level of 65.2% primarily due to the lower level of international sales in the first quarter of 1997. The Company obtains lower gross profit margins on international sales because the Company sells product to 3M at a price lower than its sales price in domestic markets. In connection with these international sales, 3M is responsible for substantially all of the operating expenses and a portion of the packaging costs

Marketing and selling expenses were $11.1 million for the first quarter of 1997 compared to $7.4 million for the same quarter of 1996. This increase resulted primarily from marketing expenses associated with a higher level of national television and print advertising.

General and administrative expenses were $762,000 for the first quarter of 1997 comparable to $738,000 for the same quarter of 1996.

Product development expenses were $202,000 for the first quarter of 1997 compared to $157,000 for the same quarter of 1996. This increase resulted from costs related to evaluation and testing of potential new products.

Interest income was $710,000 for the first quarter of 1997 compared to $155,000 for the same quarter of 1996. This increase resulted primarily from investment of net proceeds from the public offering of common stock completed in the second quarter of 1996.

Income before income taxes for the first quarter of 1997 was $1.8 million compared to $5.0 million for the same quarter of 1996. Income before income taxes as a percentage of net sales was 9.1% for the first quarter of 1997 compared to 24.0% for the same quarter of 1996. This decrease was due primarily to increased marketing expenses in the first quarter of 1997.

Income tax expense for the first quarter of 1997 was $450,000 or 25.4% of income before income taxes compared to $1.9 million or 38.0% for the same quarter of 1996. The lower effective income tax rate for the first quarter of 1997 was due primarily to the higher level of tax exempt interest income as a percentage of income before income taxes.

Seasonality

The Company believes that approximately 50 percent of Breathe Right nasal strip users currently use the product for the temporary relief of nasal congestion. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold season. For this reason the Company's domestic net sales were relatively higher in the first and fourth quarters of 1996.

Liquidity and Capital Resources:

At March 31, 1997, the Company had cash and cash equivalents and marketable securities of $62.4 million and working capital of $78.5 million.

The Company provided cash from operations of $1.3 million for the first quarter of 1997 compared with $6.3 million for the same quarter of 1996. The reduced cash flow was primarily from a decrease in net income, an increase in inventories and a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable.

The Company expended $1.2 million for product patent rights, $552,000 million for marketable securities and $350,000 for property and equipment in the first quarter of 1997.

The Company received $212,000 during the first quarter of 1997 from the exercise of stock options. The Board of Directors has authorized the Company to purchase from time-to-time up to 1 million shares of its common stock to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Forward Looking Statements:

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or comparable terminology. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: (i) the Company's revenue and profitability is currently reliant on sales of a single product; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology, and the Company has been sued for patent infringement (see
Item 3, Legal Proceedings in the Company's Form 10-K for the year ended December 31, 1996); (iii) the markets in which the Company competes are highly competitive; and (iv) the risk factors included in the Company's Prospectus dated March 29, 1996.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              In January 1997, the Company was sued for patent infringement in U.S. District Court for the Central District of California by Acutek Adhesive Specialties, Inc. ("Acutek"). Acutek claims to be an exclusive licensee in the United States Reissue Patent RE. 35,408. The plaintiff seeks compensatory damages, interest, costs and fees. The Company has counterclaimed for a declaration of invalidity of the patent asserted by Acutek and for a declaration that the Company does not infringe the Reissue Patent. The Company has also filed a claim against Acutek for the false advertising and related offenses by Acutek related to claims Acutek has made about its products and patent rights. Earlier, the Company sued Acutek and Mabco, Inc., a related corporation, for patent infringement. Upon the Company receiving representations that those companies had not made, used, or sold products infringing the patents that protect the Company's Breathe Right nasal strip, the suit was settled. The Company will defend the current suit brought against it by Acutek and pursue its counterclaims vigorously. The Company believes that it does not infringe any valid patent claims.

              In October 1995, an individual commenced a lawsuit against the Company in U.S. District Court for the Northern District of Ohio claiming that the Breathe Right nasal strip infringed the plaintiff's patents relating to a facial cleanser. In May 1996, the suit was dismissed by the District Court and in June 1996 the plaintiff filed an appeal to the U.S. Court of Appeals for the Sixth Circuit. The appeal was transferred to the court of appeals for the Federal Circuit. In April 1997, the Federal Circuit affirmed the dismissal of this action. The plaintiff was seeking an undefined amount of monetary damages from the Company and an order enjoining the Company from infringing on his patents.

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:
              Exhibit No. 11, Calculation of Net Income Per Share Exhibit No. 27, Financial Data Schedule

              (b) Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         CNS, Inc.
                                                         Registrant





Date:   May 12, 1997                   By:      /s/  Richard E. Jahnke
                                            --------------------------
                                       Richard E. Jahnke
                                       President & Chief Operating Officer





Date:   May 12, 1997                   By:      /s/  David J. Byrd
                                            ----------------------
                                       David J. Byrd
                                       Vice President of Finance and Chief
                                       Financial Officer