Form 10-Q
period 1997-06-30
CNS INC /DE/
filed 1997-08-12
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the Period Ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the Transition Period from ___________ to ____________


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


                           YES _X_               NO ___


At July 31, 1997, 19,294,570 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS


                                                                           June 30,      December 31,
                                                                             1997           1996
                                                                         -----------     -----------
                                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 7,348,587     $12,109,150
     Marketable securities                                                61,276,033      50,339,193
     Accounts receivable, net                                              6,966,323      14,665,731
     Inventories                                                           9,983,773       8,314,826
     Prepaid expenses and other current assets                             2,928,333       1,647,055
     Deferred income taxes                                                   961,000         961,000
                                                                         -----------     -----------
          Total current assets                                            89,464,049      88,036,955
Property and equipment, net                                                1,375,701         839,415
Patents and trademarks, net                                                1,356,180         192,633
Certificate of deposit, restricted                                           349,814         340,064
                                                                         -----------     -----------
                                                                         $92,545,744     $89,409,067
                                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                 8,037,192       8,314,627
     Accrued income taxes                                                    579,533       1,319,533
                                                                         -----------     -----------
          Total current liabilities                                        8,616,725       9,634,160
                                                                         -----------     -----------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                               0               0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,277,570 shares at June 30, 1997
          and 19,145,445 shares at December 31, 1996                         192,776         191,454
     Additional paid-in capital                                           63,395,763      63,177,939
     Retained earnings                                                    20,340,480      16,405,514
                                                                         -----------     -----------
          Total stockholders' equity                                      83,929,019      79,774,907
                                                                         -----------     -----------
                                                                         $92,545,744     $89,409,067
                                                                         ===========     ===========



                     The accompanying notes are an integral
                  part of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Three Months Ended             Six Months Ended
                                                        June 30,                        June 30,
                                              ---------------------------     ---------------------------
                                                  1997            1996            1997            1996
                                              -----------     -----------     -----------     -----------
Net sales                                     $13,593,309     $21,118,933     $32,988,245     $41,939,694
Cost of goods sold                              4,456,161       9,146,850      10,701,364      16,798,481
                                              -----------     -----------     -----------     -----------
     Gross profit                               9,137,148      11,972,083      22,286,881      25,141,213
                                              -----------     -----------     -----------     -----------
Operating expenses:
     Marketing and selling                      4,899,604       6,917,420      16,024,019      14,347,517
     General and administrative                   811,766         644,953       1,574,118       1,382,613
     Product development                          288,930         339,941         490,790         497,202
                                              -----------     -----------     -----------     -----------
          Total operating expenses              6,000,300       7,902,314      18,088,927      16,227,332
                                              -----------     -----------     -----------     -----------
          Operating income                      3,136,848       4,069,769       4,197,954       8,913,881
Interest income                                   776,625         685,702       1,487,012         840,527
                                              -----------     -----------     -----------     -----------
     Income before income taxes                 3,913,473       4,755,471       5,684,966       9,754,408
Income tax provision                            1,300,000       1,708,000       1,750,000       3,606,000
                                              -----------     -----------     -----------     -----------
     Net income                               $ 2,613,473     $ 3,047,471     $ 3,934,966     $ 6,148,408
                                              ===========     ===========     ===========     ===========
Net income per common and
         common equivalent share              $       .13     $       .15     $       .20     $       .32
                                              ===========     ===========     ===========     ===========
Weighted average number of common and
     common equivalent shares outstanding      19,979,000      20,295,000      20,022,000      19,440,000
                                              ===========     ===========     ===========     ===========


                     The accompanying notes are an integral
                  part of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    Six Months Ended
                                                                         June 30,
                                                              ------------------------------
                                                                   1997             1996
                                                              ------------      ------------
Operating activities:
     Net income                                               $  3,934,966      $  6,148,408
     Adjustments to reconcile net income to net cash
              from operating activities:
         Depreciation and amortization                             216,632           118,046
         Deferred income taxes                                           0           316,000
         Changes in operating assets and liabilities:
            Accounts receivable                                  7,699,408        (1,631,994)
            Inventories                                         (1,668,947)        2,172,911
            Prepaid expenses and other current assets           (1,281,278)          257,320
            Accounts payable and accrued expenses               (1,017,435)        1,440,743
                                                              ------------      ------------
                 Net cash from operating activities              7,883,346         8,821,434
                                                              ------------      ------------
Investing activities:
     Change in marketable securities                           (10,936,840)          941,790
     Payments for purchases of property and equipment             (643,088)         (254,332)
     Payments for patents and trademarks                        (1,273,377)          (13,272)
     Purchase of certificate of deposit, restricted                 (9,750)                0
                                                              ------------      ------------
                 Net cash from investing activities            (12,863,055)          674,186
                                                              ------------      ------------
Financing activities:
     Net proceeds from public stock offering                             0        35,415,176
     Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                         1,322             2,931
     Proceeds from the exercise of stock options                   217,824         1,890,849
                                                              ------------      ------------
                  Net cash from financing activities               219,146        37,308,956
                                                              ------------      ------------
                  Net change in cash and cash equivalents       (4,760,563)       46,804,576
Cash and cash equivalents:
     Beginning of period                                        12,109,150         2,593,113
                                                              ------------      ------------
     End of period                                            $  7,348,587      $ 49,397,689
                                                              ============      ============


                  The accompanying notes are an integral part
                     of the condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of June 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1996, and reference is hereby made to that report for detailed information on accounting policies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion and breathing difficulties due to a deviated nasal septum. During the first quarter of 1997 the Company began the national rollout of TheraPatch, an external analgesic patch designed for the temporary relief of pain from arthritis, simple backaches and muscular aches and strains. The Company also has entered into several agreements to market or license certain new medical consumer products that are in various stages of evaluation and testing.

Results of Operations:
Net sales were $13.6 million for the second quarter of 1997 compared to $21.1 million for the same quarter of 1996 and were $33.0 million for the first six months of 1997 compared to $41.9 million for the same period of 1996. Domestic sales were $12.6 million for the second quarter of 1997, the same as the second quarter of 1996. During the second quarter of 1997, domestic retail sell-through of Breathe Right nasal strips was estimated to be approximately 6% higher than the second quarter of 1996. The Company believes the major contributor to this increase was growth in repeat use of the product. In addition to this retail sell-through, the Company believes that a substantial amount of new trial was also generated by sample packages of Breathe Right strips included in the promotion with Tylenol PM, which is not reported in the sell-through data. The Company's consumer awareness study shows that approximately 1.2 million households first tried the product during the quarter, an increase of 50% over the new trial generated in the second quarter of 1996.

Domestic sales for the first six months of 1997 were $29.5 compared to $30.6 million for the same period of 1996. This decline was primarily a result of decreases in inventory levels at retail outlets during the first quarter of 1997. For the first six months of 1997 domestic retail sell-through of Breathe Right nasal strips was estimated to be approximately 11% higher than the same period of 1996.

International sales were $1.0 million for the second quarter of 1997 compared to $8.5 million for the same quarter of 1996 and were $3.5 million for the first six months of 1997 compared to $11.3 million for the same period of 1996. International sales for 1996 represented primarily initial inventory purchases by 3M, the Company's international distributor, and initial stocking of inventory at international retail outlets in certain countries. As a result, the Company does not believe international sales for 1997 will be as great as 1996.

Gross profit was $9.1 million or 67.2% of net sales for the second quarter of 1997 compared to $12.0 million or 56.7% for the same quarter of 1996 and was $22.3 million or 67.6% for the first six months of 1997 compared to $25.1 million or 60.0% for the same period of 1996. The higher gross profit percentage was primarily due to lower manufacturing costs resulting from the Company bringing a portion of the packaging operation in-house and the lower level of international sales in the second quarter of 1997. The Company obtains lower gross profit margins on international sales because the Company sells product to 3M at a price lower than its sales price in domestic markets. In connection with these international sales, 3M is responsible for substantially all of the operating expenses and a portion of the packaging costs

Marketing and selling expenses were $4.9 million for the second quarter of 1997 compared to $6.9 million for the same quarter of 1996 and were $16.0 million for the first six months of 1997 compared to $14.3 million for the same period in 1996. The Company's strategy for 1997 is to keep advertising relatively light during the second and third quarters with higher levels of advertising during the first and fourth quarter cold seasons.

General and administrative expenses were $812,000 for the second quarter of 1997 compared $645,000 for the same quarter of 1996 and were $1.6 million for the first six months of 1997 compared to $1.4 million for the same period in 1996. This increase was primarily due to expenses associated with patent litigation.

Product development expenses were $289,000 for the second quarter of 1997 compared to $340,000 for the same quarter of 1996 and were $491,000 for the first six months of 1997 comparable to $497,000 for the same period in 1996.

Interest income was $777,000 for the second quarter of 1997 compared to $686,000 for the same quarter of 1996 and was $1.5 million for the first six months of 1997 compared to $840,000 for the same period in 1996. This increase resulted primarily from investment of net proceeds from the public offering of common stock completed in the second quarter of 1996.

Income tax expense for the second quarter of 1997 was $1.3 million or 33.2% of income before income taxes compared to $1.7 million or 35.9% for the same quarter of 1996 and was $1.7 million or 30.8% and for the first six months of 1997 compared to $3.6 million or 37.0% for the same period of 1996. The lower effective income tax rate was due primarily to the higher level of tax exempt interest income as a percentage of income before income taxes.

Net income for the second quarter of 1997 was $2.6 million or $.13 per share compared to $3.0 million or $.15 per share for the same quarter of 1996 and was $3.9 million or $.20 per share for the first six months of 1997 compared to $6.1 million or $.32 per share for the same period of 1996. The lower net income was due primarily to lower international sales. Net income increased to 19.2% of net sales for the second quarter of 1997 compared to 14.4% for the same quarter of 1996 and was 11.9% for the first six months of 1997 compared to 14.7% for the same period of 1996.

Seasonality
The Company has experienced in the past, and expects that it will continue to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to seasonality of sales as described below, as well as increases and decreases in purchases by distributors and retailers in anticipation of future demand by consumers.

The Company believes that approximately 50 percent of Breathe Right nasal strip users currently use the product for the temporary relief of nasal congestion. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold season. For this reason the Company's domestic net sales were relatively higher in the first quarter of 1997 and the first and fourth quarters of 1996.

Liquidity and Capital Resources:
At June 30, 1997, the Company had cash and cash equivalents and marketable securities of $68.6 million and working capital of $80.8 million.

The Company provided cash from operations of $7.9 million for the first six months of 1997 compared with $8.8 million for the same period of 1996. The reduced cash flow was due primarily to a decrease in net income offset by a decrease net operating assets and liabilities.

The Company invested $10.9 million in marketable securities, $1.3 million in product patent rights and $643,000 in property and equipment in the first six months of 1997.

The Company received $218,000 during the first six months of 1997 from the exercise of stock options. The Board of Directors has authorized the Company to purchase from time-to-time up to 1 million shares of its common stock, to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions. No shares have been purchased as of June 30, 1997.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Forward Looking Statements:
This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or comparable terminology. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: (i) the Company's revenue and profitability is currently reliant on sales of a single product; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology (see Item 3, Legal Proceedings in the Company's Form 10-K for the year ended December 31, 1996 and Item 5, Other Information in this Form 10-Q); (iii) the markets in which the Company competes are highly competitive; and (iv) the risk factors included in the Company's Prospectus dated March 29, 1996.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         In January 1997, the Company was sued for patent infringement in U.S. District Court for the Central District of California by Acutek Adhesive Specialties, Inc. ("Acutek"). Acutek claims to be an exclusive licensee in the United States Reissue Patent RE. 35,408. The plaintiff seeks compensatory damages, interest, costs and fees. The Company has counterclaimed for a declaration of invalidity of the patent asserted by Acutek and for a declaration that the Company does not infringe the Reissue Patent. The Company has also filed a claim against Acutek for the false advertising and related offenses by Acutek related to claims Acutek has made about its products and patent rights. Earlier, the Company sued Acutek and Mabco, Inc., a related corporation, for patent infringement. Upon the Company receiving representations that those companies had not made, used, or sold products infringing the patents that protect the Company's Breathe Right nasal strip, the suit was settled. The Company will defend the current suit brought against it by Acutek and pursue its counterclaims vigorously. The suit is still in the discovery stage and is impossible to comprehensively assess. The Company believes that it does not infringe any valid patent claims.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 23, 1997, CNS, Inc. held its annual meeting of shareholders. Of the 19,256,243 shares of Common Stock eligible to vote, 15,982,949 were represented at the meeting and shares were voted on the following matters:

         1. The votes cast for the six (6) directors to serve until the next annual meeting of shareholders were:

               Name                     Votes For           Votes Withheld
               ----                     ---------           --------------
         Daniel E. Cohen, M.D.         15,802,938              180,011
         Richard E. Jahnke             15,702,760              280,189
         Patrick Delaney               15,801,416              181,533
         R. Hunt Greene                15,799,956              182,993

         Andrew J. Greenshields        15,796,555              186,394
         Richard W. Perkins            15,801,247              181,702



         2. The votes cast to approve amendments to the Company's 1994 Stock
         Plan:

         Votes For                    Votes Against              Votes Abstained
         ---------                    -------------              ---------------
         15,083,036                      551,522                     159,235


         3. The votes cast to approve the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1997 were:

         Votes For                    Votes Against              Votes Abstained
         ---------                    -------------              ---------------
         15,853,402                      35,662                       93,885

Item 5.  Other Information

         The Company issued a press release on July 17, 1997 concerning a foreign reference to a nasal dilator. In relevant part the press release read as follows:

                  The company also announced today that it has become aware of a foreign reference to a nasal dilator, not commercially available, that will result in narrower protection in the future from the patents licensed by CNS for its Breathe Right nasal strips. The company said it is planning to file proceedings in the U.S. Patent and Trademark office to consider the effect of the reference. The company's patent counsel has advised that the company will continue to own exclusive and enforceable patent protection for the Breathe Right strip.

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




                                        CNS, Inc.
                                        Registrant





Date: August 12, 1997                    By:    /s/  Richard E. Jahnke
     ---------------------------            --------------------------
                                         Richard E. Jahnke
                                         President & Chief Operating Officer





Date: August 12, 1997                    By:    /s/  David J. Byrd
     ---------------------------            ----------------------
                                         David J. Byrd
                                         Vice President of Finance and Chief
                                         Financial Officer