Form 10-Q
period 1997-09-30
CNS INC /DE/
filed 1997-11-13
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Period Ended September 30, 1997.

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


                              YES __X__   NO _____


At October 31, 1997, 18,981,270 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS


                                                                            September 30,   December 31,
                                                                                1997            1996
                                                                            ------------    ------------
                                                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                              $  6,483,930    $ 12,109,150
     Marketable securities                                                    62,106,859      50,339,193
     Accounts receivable, net                                                  7,877,679      14,665,731
     Inventories                                                               9,485,513       8,314,826
     Prepaid expenses and other current assets                                 3,275,363       1,647,055
     Deferred income taxes                                                     1,002,000         961,000
                                                                            ------------    ------------
          Total current assets                                                90,231,344      88,036,955
Property and equipment, net                                                    1,687,702         839,415
Patents and trademarks, net                                                    1,292,808         192,633
Certificate of deposit, restricted                                               349,814         340,064
                                                                            ------------    ------------
                                                                            $ 93,561,668    $ 89,409,067
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                     6,691,407       8,314,627
     Accrued income taxes                                                      1,190,533       1,319,533
                                                                            ------------    ------------
          Total current liabilities                                            7,881,940       9,634,160
                                                                            ------------    ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                                   0               0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares at September 30, 1997
          and 19,145,445 shares at December 31, 1996                             192,946         191,454
     Additional paid-in capital                                               63,495,718      63,177,939
     Treasury shares, at cost; 100,000 shares at September 30, 1997             (907,888)              0
     Retained earnings                                                        22,898,952      16,405,514
                                                                            ------------    ------------
          Total stockholders' equity                                          85,679,728      79,774,907
                                                                            ------------    ------------
                                                                            $ 93,561,668    $ 89,409,067
                                                                            ============    ============


                  Theaccompanying notes are an integral part of
                       the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                            -------------------------   -------------------------
                                               1997          1996           1997         1996
                                            -----------   -----------   -----------   -----------
Net sales                                   $12,642,798   $19,375,529   $45,631,043   $61,315,223
Cost of goods sold                            3,896,836     8,000,174    14,598,201    24,798,655
                                            -----------   -----------   -----------   -----------
     Gross profit                             8,745,962    11,375,355    31,032,842    36,516,568
                                            -----------   -----------   -----------   -----------
Operating expenses:
     Marketing and selling                    4,581,778     4,861,910    20,605,798    19,209,070
     General and administrative                 933,104       759,723     2,507,220     2,142,567
     Product development                        246,229       336,440       737,019       833,768
                                            -----------   -----------   -----------   -----------
          Total operating expenses            5,761,111     5,958,073    23,850,037    22,185,405
                                            -----------   -----------   -----------   -----------
          Operating income                    2,984,851     5,417,282     7,182,805    14,331,163
Interest income                                 773,621       696,135     2,260,633     1,536,662
                                            -----------   -----------   -----------   -----------
     Income before income taxes               3,758,472     6,113,417     9,443,438    15,867,825
Income tax provision                          1,200,000     2,219,000     2,950,000     5,825,000
                                            -----------   -----------   -----------   -----------
     Net income                             $ 2,558,472   $ 3,894,417   $ 6,493,438   $10,042,825
                                            ===========   ===========   ===========   ===========
Net income per common and
         common equivalent share            $       .13   $       .19   $       .33   $       .51
                                            ===========   ===========   ===========   ===========
Weighted average number of common and
     common equivalent shares outstanding    19,901,000    20,246,000    19,976,000    19,680,000
                                            ===========   ===========   ===========   ===========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                            ----------------------------
                                                                1997            1996
                                                            ------------    ------------
Operating activities:
     Net income                                             $  6,493,438    $ 10,042,825
     Adjustments to reconcile net income to net cash
              from operating activities:
         Depreciation and amortization                           335,241         185,509
         Deferred income taxes                                   (41,000)        320,000
         Changes in operating assets and liabilities:
            Accounts receivable                                6,788,052      (2,997,619)
            Inventories                                       (1,170,687)      5,336,401
            Prepaid expenses and other current assets         (1,628,308)       (851,382)
            Accounts payable and accrued expenses             (1,752,220)      1,350,218
                                                            ------------    ------------
                 Net cash from operating activities            9,024,516      13,385,952
                                                            ------------    ------------
Investing activities:
     Change in marketable securities                         (11,767,666)    (42,072,120)
     Payments for purchases of property and equipment         (1,010,325)       (331,980)
     Payments for patents and trademarks                      (1,273,378)        (13,272)
     Purchase of certificate of deposit, restricted               (9,750)              0
                                                            ------------    ------------
                 Net cash from investing activities          (14,061,119)    (42,417,372)
                                                            ------------    ------------
Financing activities:
     Net proceeds from public stock offering                           0      35,465,175
     Proceeds from stock option and
              employee stock purchase plans                      319,271       1,893,780
     Purchase of treasury shares                                (907,888)              0
                                                            ------------    ------------
                  Net cash from financing activities            (588,617)     37,358,955
                                                            ------------    ------------
                  Net change in cash and cash equivalents     (5,625,220)      8,327,535
Cash and cash equivalents:
     Beginning of period                                      12,109,150       2,593,113
                                                            ------------    ------------
     End of period                                          $  6,483,930    $ 10,920,648
                                                            ============    ============



                 The accompanying notes are an integral part of
                       the condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements as of September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1996, and reference is hereby made to that report for detailed information on accounting policies.

1. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Under SFAS No. 128 for the three months ended September 30, 1997, basic earnings per share would be the same as the reported primary earnings per share of $0.13. For the nine months ended September 30, 1997, basic earnings per share would be $0.34 compared to the reported primary earnings per share of $0.33. The Company plans to adopt SFAS No. 128 during the fourth quarter of 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion and breathing difficulties due to a deviated nasal septum. During the first quarter of 1997 the Company began the national rollout of TheraPatch(TM), an external analgesic patch designed for the temporary relief of pain from arthritis, simple backaches and muscular aches and strains. Early in 1998, the Company will introduce a new product, Banish(TM) personal smoke deodorizer, which removes smoke odor from clothing and hair. The Company also has entered into several agreements to market or license certain other new consumer products that are in various stages of evaluation and testing.

Results of Operations:
Net sales were $12.6 million for the third quarter of 1997 compared to $19.4 million for the same quarter of 1996 and were $45.6 million for the first nine months of 1997 compared to $61.3 million for the same period of 1996. Domestic sales were $12.4 million for the third quarter of 1997 compared to $11.6 million for the same quarter of 1996. During the third quarter of 1997, domestic retail sell-through of Breathe Right nasal strips was estimated to be approximately 9% higher than the third quarter of 1996. The Company believes the major contributor to this increase was growth in repeat use of the product.

Domestic sales for the first nine months of 1997 were $41.9 compared to $42.2 million for the same period of 1996. This decline was primarily a result of decreases in inventory levels at retail outlets during the first quarter of 1997. For the first nine months of 1997 domestic retail sell-through of Breathe Right nasal strips was estimated to be approximately 10% higher than the same period of 1996.

International sales were $291,000 for the third quarter of 1997 compared to $7.8 million for the same quarter of 1996 and were $3.7 million for the first nine months of 1997 compared to $19.1 million for the same period of 1996. International sales for 1996 represented primarily initial inventory purchases by 3M, the Company's international distributor, and initial stocking of inventory at international retail outlets in certain countries. As a result, international sales for 1997 are not as great as 1996.

Gross profit was $8.7 million or 69.2% of net sales for the third quarter of 1997 compared to $11.4 million or 58.7% for the same quarter of 1996 and was $31.0 million or 68.0% for the first nine months of 1997 compared to $36.5 million or 59.6% for the same period of 1996. The higher gross profit percentage was primarily due to the lower level of international sales in 1997. The Company obtains lower gross profit margins on international sales because the Company sells product to 3M at a price lower than its sales price in domestic markets. In connection with these international sales, 3M is responsible for substantially all of the operating expenses and a portion of the packaging costs. The higher gross profit percentage was also due to lower manufacturing costs and changes in product mix and pricing to retailers of Breathe Right nasal strips

Marketing and selling expenses were $4.6 million for the third quarter of 1997 compared to $4.9 million for the same period in 1996 and were $20.6 million for the first nine months of 1997 compared to $19.2 million for the same period in 1996. The Company's strategy for 1997 is to keep advertising relatively light during the second and third quarters with higher levels of advertising during the first and fourth quarter cold seasons.

General and administrative expenses were $933,000 for the third quarter of 1997 compared to $760,000 for the same quarter of 1996 and were $2.5 million for the first nine months of 1997 compared to $2.1 million for the same period in 1996. This increase was primarily due to expenses associated with patent litigation.

Product development expenses were $246,000 for the third quarter of 1997 compared to $336,000 for the same quarter of 1996 and were $737,000 for the first nine months of 1997 comparable to $834,000 for the same period in 1996.

Interest income was $774,000 for the third quarter of 1997 compared to $696,000 for the same quarter of 1996 and was $2.3 million for the first nine months of 1997 compared to $1.5 million for the same period in 1996. This increase resulted primarily from investment of net proceeds from the public offering of common stock completed in the second quarter of 1996.

Income tax expense for the third quarter of 1997 was $1.2 million or 31.9% of income before income taxes compared to $2.2 million or 36.3% for the same quarter of 1996 and was $3.0 million or 31.2% and for the first nine months of 1997 compared to $5.8 million or 36.7% for the same period of 1996. The lower effective income tax rate was due primarily to the higher level of tax exempt interest income as a percentage of income before income taxes.

Net income for the third quarter of 1997 was $2.6 million or $.13 per share compared to $3.9 million or $.19 per share for the same quarter of 1996 and was $6.5 million or $.33 per share for the first nine months of 1997 compared to $10.0 million or $.51 per share for the same period of 1996. The lower net income was due primarily to lower international sales.

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

Liquidity and Capital Resources:
At September 30, 1997, the Company had cash and cash equivalents and marketable securities of $68.6 million and working capital of $82.3 million.

Company operations provided cash of $9.0 million for the first nine months of 1997 compared with $13.4 million for the same period of 1996. The reduced cash flow was due primarily to a decrease in net income.

The Company invested $11.8 million in marketable securities, $1.3 million in product patent rights and $1.0 million in property and equipment in the first nine months of 1997.

The Company received $318,000 during the first nine months of 1997 from the exercise of stock options. The Board of Directors has authorized the Company to purchase from time to time up to 1 million shares of its common stock, to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions. The Company had purchased 100,000 shares as of September 30, 1997 for aggregate cash consideration of $908,000.

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

         Trutek Corp. ("Trutek") commenced an action against the Company in August 1997, asserting a claim for breach of contract arising from a Licensing Agreement entered into between the parties in April 1996. Trutek seeks breach of contract damages in the amount of $150,000 and damages for lost royalties in the amount of $250,000,000. The action was filed in the Superior Court of New Jersey. The Company removed the action to the United States District Court for the District of New Jersey. The Company answered the complaint, denying any liability to Trutek. The Company intends to vigorously defend this action.

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

                                         CNS, Inc.
                                         Registrant





Date:  November 12, 1997                 By: /s/ Richard E. Jahnke
                                             Richard E. Jahnke
                                             President & Chief Operating Officer


Date:  November 12, 1997                 By: /s/ David J. Byrd
                                             David J. Byrd
                                             Vice President of Finance and Chief
                                             Financial Officer