Form 10-K
period 1997-12-31
CNS INC /DE/
filed 1998-03-31
CIK 814258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1998, assuming as market value the price of $6.3125 per share, the closing sale price of the Company's Common Stock on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was approximately $103,643,000.

As of March 3, 1998, the Company had outstanding 18,393,059 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: The Company's (i) Annual Report to Stockholders for the year ended December 31, 1997, and (ii) Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1998, are incorporated by reference into Parts II and III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I

Item 1.           Business.................................................................................      3
Item 2.           Properties...............................................................................     14
Item 3.           Legal Proceedings........................................................................     15
Item 4.           Submission of Matters to a Vote of Security Holders......................................     15

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters....................     16
Item 6.           Selected Financial Data..................................................................     16
Item 7.           Management's Discussion and Analysis of Financial Condition..............................     16
                     and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk...............................     16
Item 8.           Financial Statements and Supplementary Data..............................................     16
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..................................................................     16

PART III

Item 10.          Directors and Executive Officers of the Registrant.......................................     17
Item 11.          Executive Compensation...................................................................     17
Item 12.          Security Ownership of Certain Beneficial Owners and Management...........................     17
Item 13.          Certain Relationships and Related Transactions...........................................     17

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K...................................................................     18

SIGNATURES        .........................................................................................     19


FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or comparable terminology. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to the following factors: (i) the Company's revenue and profitability is currently reliant on sales of a single product, Breath Right nasal strips; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right(R) nasal strip technology, which have been, and in the future may be, the subject of litigation (see Item 3, Legal Proceedings); (iii) the markets in which the Company competes are highly competitive; (iv) the Company will face challenges in successfully introducing any new products; (v) the fact that the Company is dependant upon contract manufacturers for the production of substantially all of its products;
(vi) the fact that the Company is partially dependent upon 3M Company for sale of its products internationally, and (vii) the fact that the Company's products are generally subject to government regulation.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         CNS, Inc. (the "Company") develops and markets consumer products, including the Breathe Right nasal strip. The Breathe Right strip improves breathing by reducing nasal airflow resistance. It can be effective in eliminating or reducing snoring, for the temporary relief of nasal congestion and for the temporary relief of breathing difficulties due to a deviated nasal septum. The Company recently launched BANISH (TM), a personal smoke deodorizer that removes same-day tobacco smoke odor trapped in clothing and hair. The Company also has entered into or is exploring a number of agreements to market or license other new consumer products, including a chewable dietary fiber tablet. These new products are in various stages of evaluation and testing.

PRODUCTS

         BREATHE RIGHT NASAL STRIPS. The Breathe Right nasal strip is a nonprescription single-use disposable device that improves breathing by reducing nasal airflow resistance. The Company received 510(k) clearances from the United States Food and Drug Administration ("FDA") to market the Breathe Right nasal strip for improvement of nasal breathing (October 1993), reduction or elimination of snoring (November 1995), temporary relief of nasal congestion (February 1996) and temporary relief of breathing difficulties due to a deviated nasal septum (May 1996). The Breathe Right nasal strip comes both in tan and a nearly transparent product, the Breathe Right Near Clear(TM) nasal strip.

         The Breathe Right nasal strip includes two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any medication, thereby avoiding any medicinal side effects. The Breathe Right nasal strip is offered in three sizes

(junior/small, small/medium and medium/large) to accommodate the range of nose sizes from a child's nose to an adult's nose. The Breathe Right nasal strip is packaged for the consumer market in quantities of 10, 24 or 30 strips per box. The Company believes that the Breathe Right nasal strip is priced comparably to medicinal decongestants on a daily or nightly dosage basis at suggested retail prices of $4.99 for a box of ten and $11.99 for a box of 30. The Company introduced its new Breathe Right Near Clear nasal strips at a suggested retail price of $11.99 for a box of 24.

         The Company has begun its expansion of the Breathe Right product line with the introduction of Breathe Right Near Clear nasal strips, a nearly transparent product that the Company believes may help reduce the vanity issues associated with daytime use of the Breathe Right product. The Company introduced Breathe Right Near Clear nasal strips in the second half of 1997 and the strips became available in stores in November.

         The Company also intends to introduce additional non-nasal strip products that carry the Breathe Right name and extend the Breathe Right product line. Potential new products include a saline nasal spray and allergen barrier pillow covers.

         BANISH PERSONAL SMOKE DEODORIZER. Late in 1997, the Company began introduction of the BANISH personal smoke deodorizer, a water based nontoxic odorless spray that removes same day odor from clothes and hair. This product does not cover up the tobacco smoke odor, it neutralizes it. The product is available in 2 and 3 fl. oz. bottles and a 12 fl. oz. refill bottle. The Company intends to begin national advertising of BANISH in the second quarter of 1998.

MARKETS

         BREATHE RIGHT PRODUCT LINE. The Breathe Right nasal strip is sold primarily in the consumer market, and to a lesser extent in the athletic market and the professional medical market. A substantial number of potential users may be included in more than one market.

         CONSUMER MARKET. Air impedance in the nose accounts for half of the total airway resistance involved in the respiratory system (i.e., half of the energy required for breathing). If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people with allergies, sinusitis and the common cold and by nasal obstruction due to a deviated nasal septum. The Company believes that people with deviated septa or other structural problems or chronic conditions such as snoring may be more predisposed to use the Breathe Right nasal strip on a regular or daily basis while seasonal sufferers are likely to use the Breathe Right nasal strip as needed. People with these medical conditions are currently the primary users of the product and are the primary targets of the Company's advertising.

         In November 1997, the Company began a focused campaign to increase Breathe Right product sales in the consumer market, using a Breathe Right. SLEEP TIGHT (TM). advertising campaign. The new campaign, with its emphasis on better night time breathing and better sleep, provides an umbrella to point out the benefits of Breathe Right strips for a variety of large consumer markets.

         * Sleep quality can be enhanced by improving nasal breathing at night with a Breath Right strip. Nearly 88% of all households in the United States report nightly sleep disruptions, many of which are related to poor breathing.

         * Breathe Right nasal strips were effective in reducing snoring loudness or eliminating snoring in 75% of the participants in a clinical study. The Company believes that 78% of all households have at least one snorer, and that approximately 37 million people snore regularly while another 50 million people snore occasionally.

         * Nasal congestion as a result of allergies affects approximately 35 million Americans while substantially all Americans suffer some nasal congestion annually as a result of the common cold. The Company believes that the Breathe Right nasal strip is often used as either an alternative or adjunct to decongestant drugs (including nasal sprays and oral decongestants).

         * Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum.

         ATHLETIC MARKET. The Company believes that the product may make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that the Breathe Right nasal strip provided physiologic advantages in ventilation and heart rate during mid-level exercise. Other exercise physiology studies are being conducted and are expected to add to substantiation of the positive effects of the Breathe Right nasal strips during exercise. The Breathe Right nasal strip has been used by professional and collegiate athletes in sports such as football and hockey, by race car drivers and horse racing jockeys and by recreational athletes, including runners and bikers. The Company uses athletes to endorse the Breathe Right nasal strip to increase the visibility of the product, which thereby leads to awareness of the product for not only its athletic applications, but also for snoring, nasal congestion and other applications.

         PROFESSIONAL MEDICAL MARKET. The Company also sells Breathe Right nasal strips to the professional medical market. Sales into this market have been limited to date and the Company is reevaluating the best way to penetrate this market.

         BANISH PERSONAL SMOKE DEODORIZER. The Company believes there are approximately 50 million adult smokers in the United States, 16 million of whom are in positions that involve high interaction with others who could be offended by smoke odor. There are also a significant number of additional Americans that do not smoke, but are exposed to smoke in environments such as bars, restaurants, offices, or factories. The Company believes BANISH has potential use both for smokers and non-smokers who wish to eliminate tobacco smoke odor.

BUSINESS STRATEGY

         The Company's business strategy includes increasing sales of its Breathe Right nasal strip, expanding its Breathe Right product line and successfully introducing new products such as BANISH personal smoke deodorizer.

         INCREASING NEW CONSUMER PRODUCT TRIAL AND INCREASING PRODUCT USAGE. The Company uses a combination of advertising, promotions and celebrity endorsements to increase consumer awareness of the Breathe Right nasal strip and its benefits and to encourage consumer trial of the product. During the fourth quarter of 1997, the Company introduced a new advertising campaign Breathe Right. SLEEP TIGHT., which promotes better sleep through use of Breathe Right nasal strips. The campaign provides an umbrella to point out the benefits of Breathe Right strips for a variety of large consumer markets including sleep, snoring, nasal congestion and a deviated septum. By the end of 1997, household trial of the Breathe Right nasal strip was approximately 13.5%.

         MARKETING NEW PRODUCTS THAT LEVERAGE DISTRIBUTION CHANNELS. The Company plans to leverage its marketing and distribution strengths by acquiring or licensing the rights to products that it believes have merit and by attempting to bring them to market. In late 1997, the Company introduced BANISH personal smoke deodorizer and plans to begin national advertising in the second quarter of 1998. Among other products currently being evaluated is a unique, chewable dietary fiber tablet. Current plans are to introduce this product later in 1998. There can be no assurance that the Company will ever successfully market any of the Company's new products.

         EXPANDING COMPANY PRESENCE IN INTERNATIONAL MARKET. The Company sells its Breathe Right nasal strip outside the United States pursuant to an international distribution agreement under which 3M Company agreed to act as exclusive distributor for the Breathe Right nasal strip in all counties outside of the United States and Canada. The Company believes international markets require an increased level of advertising and promotion to reach their potential. Under a new arrangement with 3M, the Company and 3M will jointly undertake a more aggressive advertising and promotional campaign in the United Kingdom early in 1998. A similar approach is anticipated over the next two to three years in a number of other countries where both companies believe the approach could enhance Breathe Right nasal strip sales. This will also allow the Company to build its international marketing and distribution capacity in preparation for other Company products.

         MARKETING NEW PRODUCTS THAT LEVERAGE THE BREATHE RIGHT BRAND NAME. The Company believes that the Breathe Right brand name is one of its most valuable assets. The Company is in the process of evaluating new products that leverage off the Breathe Right name. Potential products include a saline nasal spray and allergen barrier pillow covers.

MARKETING STRATEGY

         BREATHE RIGHT NASAL STRIPS. The Company began broad consumer marketing of the Breathe Right nasal strip in September 1994. According to data collected by Information Resources, Inc. ("IRI"), the Breathe Right nasal strip became a leading sales volume producer during 1995 in the cough, cold and allergy section of drug, grocery and mass merchant stores nationwide. In September 1995, the Company received two REX (retail excellence) awards from Drug Stores News magazine. The first award named the Breathe Right nasal strip as the best new product in the cough, cold and allergy section in U.S. drug stores. The second award named the product the "market maker of the year," the single most important product which disproportionately increased traffic and profits in U.S. drug stores. In 1997, the Breathe Right brand was the number one ranking brand in annual dollar sales in the nasal products category, with sales exceeding those of familiar brand names such as Afrin(R), Vicks Sinex(R) and Dristan(R).

         The Company's marketing efforts are primarily directed to the consumer market. The Company's advertising focuses on the snoring and nasal congestion applications for the product using the campaign Breathe Right. SLEEP TIGHT. The campaign, with its emphasis on better night time breathing and better sleep, provides an umbrella for the Company to point out the benefits of Breathe Right nasal strips for a variety of large consumer markets. The Company primarily uses a mix of consumer and trade promotions and magazine, radio and television advertising to market the Breathe Right nasal strip. Marketing communications are generally designed to promote trial of the Breathe Right nasal strip by increasing consumer awareness of the product's benefits.

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

         The Company also uses product promotion programs, such as coupons, and public relations activities to encourage product trial and repeat purchases. Typically, coupons for the Breathe Right nasal strip appear three to four times each year in free standing inserts (FSIs) that are included in Sunday newspapers and are often tied to a holiday or special event theme such as Super Bowl, Fathers Day, or the Christmas holidays (stocking stuffer). In 1997, the Company undertook joint promotions with two of the nations best-known brand names KLEENEX (R) tissues, and TYLENOL(R) PM pain reliever. The Company intends to seek additional joint promotion opportunities in the future. To increase consumer product awareness, the Company also uses public relations programs associated with "special events," such as sponsoring marathons, providing product to certain professional athletic teams and sponsoring radio station contests in conjunction with certain holidays.

         Because the Breathe Right nasal strip is sold as a consumer product, sales of the product will depend in part upon the degree to which the consumer is aware of the product and is satisfied with its use, which also influences repeat usage and word of mouth referrals. The most recent research data collected by a nationally recognized consumer market research firm indicated that approximately 32% of those in the U.S. who had purchased Breathe Right nasal strips have purchased additional product.

         BANISH PERSONAL SMOKE DEODORIZER. The Company intends to market its BANISH personal smoke deodorizer to the consumer market. Similar to its marketing of Breathe Right nasal strips, the Company intends to use public relations to launch the BANISH personal smoke deodorizer by making consumers aware of the product's benefits. Beginning in the second quarter of 1998 the Company anticipates using a mix of consumer and trade promotions and radio and magazine advertising to market the product.

DOMESTIC DISTRIBUTION

         The Breathe Right nasal strip is sold primarily as a consumer product in drug stores, grocery stores, mass merchant chain stores, warehouse clubs, military base stores and convenience stores in the U.S. The Company sells product to retailers through a network of independent sales representatives referred to in the industry as non-food general merchandise brokers. The Company uses broker groups who call on the chain drug, grocery, mass merchant and warehouse club accounts and the wholesalers who serve primarily the independent drug stores and many of the grocery stores in the U.S.

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

         The Company's retail customers for the Breathe Right nasal strip include national chains of drug stores, grocery stores and mass merchants such as Eckerd, Walgreens, RiteAid, CVS, Albertson's, Kroger, Wal-Mart and Kmart and warehouse clubs such as Sam's Club and Price Costco, as well as regional and independent stores in the same store categories. In 1997, one retailer accounted for approximately 18% of domestic Breathe Right nasal strip sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could temporarily disrupt distribution of the Breathe Right nasal strip.

INTERNATIONAL DISTRIBUTION

         The Company executed an international distributor agreement with 3M in August 1995 pursuant to which 3M has the exclusive right to distribute the Breathe Right nasal strip outside of the U.S. and Canada. 3M has operations in over 60 foreign countries. The product is marketed internationally under the co-brand of "3M Breathe Right nasal strips" in order to benefit from both 3M's brand name and the publicity that the Breathe Right brand name has received. Under the terms of the agreement, 3M buys product from the Company either in finished form in 3M boxes or in bulk quantities to be packaged by 3M's international subsidiaries. All sales to 3M are denominated in U.S. dollars. 3M is responsible for obtaining all necessary regulatory approvals outside of the U.S. and for all marketing and selling expenses. The agreement contains certain minimum performance objectives and breakup provisions. The product was on retail shelves in over 40 countries by the end of 1997. The Company is in the process of negotiating modifications to certain minimum purchase and pricing provisions of the 3M agreement to enable the Company to take a more active role in sales and marketing in certain countries.

         In 1995, the Company arranged with LOCIN Industries, a Canadian dental floss company, to establish distribution in the Canadian market. LOCIN distributes the product to drug stores in Canada. During 1996, LOCIN began purchasing product in bulk and packaging it at its facility and assumed responsibility for cooperative advertising programs.

BANISH PERSONAL SMOKE DEODORIZER DISTRIBUTION .

         The BANISH personal smoke deodorizer is being sold as a consumer product with distribution planned initially for drug stores, grocery stores, mass merchant chain stores and convenience stores. The Company sells product to retailers through its network of independent sales representatives. The planned primary location for the product in stores is tobacco accessories.

THERAPATCH (TM) EXTERNAL ANALGESIC PATCH.

         In 1996, the Company began national distribution of the TheraPatch
(TM), an external analgesic patch designed for temporary relief of pain from arthritis, simple backaches and muscular aches and strains. The Company is not actively pursuing distribution of the product at the current time and does not expect to do so in the near future.

NEW PRODUCTS

         As a result of the Company's established distribution channels and highly visible success with the Breathe Right nasal strip, the Company is frequently approached by individuals and smaller companies to explore the possibility of partnering with the Company to manufacture and market new product ideas. The Company routinely evaluates the merit of these products, and from time to time may acquire or license the rights to products which it believes could successfully be sold through the Company's established distribution channels. The Company has entered into contractual arrangements for several products which are in various stages of evaluation and testing prior to potential market launch. The Company is currently evaluating a unique, chewable dietary fiber tablet with plans to introduce this product later in 1998. The Company plans to incur costs of approximately $1.5 million relating to evaluation and test marketing of these products in 1998. Most, if not all, of these products are regulated to varying degrees by the FDA and some will require extensive clinical studies and regulatory approvals prior to marketing. There can be no assurance that any required regulatory approvals will be obtained or that the Company will market any of these products.

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

         Each of these converters builds the product to the Company's specifications using materials specified by the Company and, for the major materials, places orders against a supply agreement negotiated by the Company with the material manufacturer. The converters have all entered into confidentiality agreements with the Company to protect the Company's intellectual property rights. Company quality control and operations personnel periodically visit the converters to observe processes and procedures. Finished goods are inspected at the Company to ensure that they meet quality requirements. The Company inspects its converters on a regular basis and is not aware of any material violation of FDA Good Manufacturing Practice Standards. The Company works closely with its material vendors and converters to reduce scrap and waste, improve efficiency, and improve yields to reduce the manufacturing costs of the product. In 1997, the Company received certification that it has established and maintains a quality system which meets the requirements of ISO 9002/EN 46002.

         To ensure consistent quality and favorable pricing, the Company has entered into a multi-year material supply agreement with 3M for the major components of the Breathe Right nasal strip. Although similar materials are currently available from other suppliers, the Company believes that 3M's materials are of superior quality. Although the Company believes that this relationship will not be disrupted or terminated, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost effective manner could adversely affect the Company's operations until new sources of these components become available, if at all. In addition, while the Company does not expect 3M to do so, 3M has the right to discontinue its production or sale of these products at any time with 90 days notice to the Company.

         The Company has contracted with a third party for the production of the BANISH personal smoke deodorizer.

COMPETITION

         The Company believes that the market for decongestant products is highly competitive while there is currently somewhat less competition in the market for products for the reduction or elimination of snoring. In the U.S., the Company's competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products while competition in the snoring remedies market consist primarily of internal nasal dilators. Although the Company believes that the patents on the Breathe Right nasal strip will somewhat limit the ability of others to introduce competitive external nasal dilator products in the United States, the Company announced in 1997 that it had become aware of a foreign reference to a nasal dilator that will result in narrower protection in the future for the patents licensed by the Company with respect to Breathe Right nasal strips. External nasal dilator products also compete in the consumer markets with decongestant and sinus relief products and snoring remedies in international markets where the Company does not have patent protection on the Breathe Right nasal strip. See "Patents, Trademarks and Proprietary Rights" below. Many of the manufacturers of the pharmaceutical products that compete with the Breathe Right nasal strip have significantly greater financial and operating resources than the Company. In addition, competitors may develop products which are able to circumvent the Company's patents.

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

         FDA regulations classify medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices, usually invasive, for which pre-market approval (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness. The Breathe Right nasal strip has not yet been classified.

         Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application

("PMA"). A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) approvals to market the Breathe Right nasal strip as a device that can (i) reduce or eliminate snoring, (ii) temporarily relieve the symptoms of nasal congestion and stuffy nose, (iii) improve nasal breathing by reducing nasal airflow resistance and (iv) temporarily relieve breathing difficulties due to a deviated nasal septum.

         BANISH personal smoke deodorizer is not a medical product and does not fall under the regulatory authority of the FDA. It does, however fall under the purview of the Federal Trade Commission (FTC) as a consumer product. In this context, the claims that are made concerning BANISH (express or implied) must have a reasonable basis before they are disseminated. The Company believes that it has a reasonable basis for all claims it is making with respect to BANISH.

         The Company's proposed dietary fiber product is considered to be a dietary supplement and is regulated under the Federal Food, Drug, and Cosmetic Act (the Act) as amended by the Dietary Supplement Health and Education Act "DSHEA" of 1994, and under the Fair Packaging and Labeling Act. There is generally no requirement that a firm obtain a license or approval from FDA before marketing dietary supplements in the U.S. The FDA is developing implementing regulations for certain provisions of the DSHEA which will be published as final rules in the Federal Register.

         In addition to the Company's medical device products, the Company has entered into an agreement to manufacture and market a smoking substitute and appetite suppressant product that the FDA may classify as either a "New Drug" or as a dietary supplement. The FDA must approve safety and effectiveness for each labeled use before a New Drug can be sold. As part of the requirements for obtaining approval of a New Drug, the Company will be required to conduct extensive preclinical studies to determine the safety and efficacy of the drug. Upon completion of these studies, the Company will submit an Investigational New Drug application ("IND") to the FDA, which permits the Company to begin clinical trials.

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

         Sales of the Company's products outside the U.S. are subject to regulatory requirements governing human clinical trials and marketing approval for drugs, and such requirements vary widely from country to country. Under its current agreement with the Company, which is as noted above under "International Distribution" in the process of being renegotiated, 3M is responsible for obtaining all necessary regulatory approvals outside the U.S. for Breathe Right nasal strips. The Company believes it has provided 3M with the necessary documentation to enable 3M to obtain the "CE" mark, an international symbol of quality and compliance with applicable European medical device directives, and 3M is affixing the CE mark on the Company's products in Europe.

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

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         The Company entered into a license agreement in 1992 (the "License Agreement") pursuant to which the Company acquired from the licensor (the "Licensor") the exclusive rights to manufacture and sell the Breathe Right nasal strip. Specifically, the Company has the exclusive right pursuant to the License Agreement to manufacture, sell and otherwise practice any invention, including the Breathe Right nasal strip, claimed in the Licensor's patent applications related thereto and all patents issued in any country which correspond to those applications. The Company must pay royalties to the Licensor based on sales of the Breathe Right nasal strip including certain minimum royalty amounts to maintain its exclusivity. The Company is also responsible for all costs and expenses incurred in obtaining and maintaining patents related to the Breathe Right nasal strip.

         The Licensor has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. Six of these patent applications have resulted in issued patents, including one with claims that cover the single-body construction of the Breathe Right nasal strip. The Company has one patent application pending. The Licensor has also obtained patent protection on the Breathe Right nasal strip in three foreign countries and has various applications pending which seek patent protection in a number of additional countries.

         There can be no assurance that the Licensor's patents on the Breathe Right nasal strip, or any additional patents issued, if any, will effectively foreclose the development of competitive products or that the Company will have sufficient resources to pursue enforcement of any patents issued. See Item 3, Legal Proceedings. The Company intends to aggressively enforce the patents covering the Breathe Right nasal strip. In order to enforce any patents issued covering the Breathe Right nasal strip, the Company may have to engage in litigation, which may result in substantial cost to the Company and counterclaims against the Company. Any adverse outcome of such litigation could have a negative impact on the Company's business. In 1997, the Company became aware of a foreign reference to a nasal dilator that will result in narrower protection than originally expected from the patents being licensed by the Company with respect to Breathe Right nasal strips. In addition, in February 1998, the Company was notified by Acutek Adhesive Specialities, Inc. ("Acutek") that Acutek or one or its affiliates will make or sell nasal dilators in the United States and certain other markets. Acutek and the Company are engaged in patent litigation on which settlement discussions are pending. See Item 3, Legal Proceedings.

         The Company has registered its Breathe Right trademark in the United States and in several foreign countries and is seeking registration of its other trademarks. The Company believes its trademarks are important as protection for the Company's names and advertising, and intends to take such steps as are necessary to protect these trademarks.

         There can be no assurance that the Company's technology will not be challenged on the grounds that the Company's products infringe on patents, copyrights or other proprietary information owned or claimed by others or that others will not successfully utilize part or all of the Company's technology without compensation to the Company. In addition to seeking patent protection for its products, the Company intends to also protect its technologies and proprietary information as trade secrets.

EMPLOYEES

         At March 3, 1998, the Company had 50 full-time and two part-time employees, of whom 14 were engaged in operations, 19 in general administration, 17 in marketing and sales and two in product development. There are no unions representing Company employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

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

         Name and Age                    Office
         ------------                    ------

Daniel E. Cohen, M.D.(45)  Chairman of the Board, Chief Executive Officer,
                           Treasurer and Director

Marti Morfitt(40)          President, Chief Operating Officer and Director

M. W. Anderson, Ph.D.(47)  Vice President of Clinical and Regulatory Affairs

David J. Byrd(44)          Vice President of Finance and Chief Financial Officer

William Doubek(42)         Vice President of Operations

Rihab FitzGerald(46)       Vice President of Consumer Sales

Kirk P. Hodgdon(38)        Vice President of Consumer Marketing

Gerhard Tschautscher(41)   Vice President of International and Professional
                           Medical Marketing

         DANIEL E. COHEN, M.D. has served as the Company's Chairman of the Board since 1993, its Chief Executive Officer since 1989 and a director and the Treasurer since 1982. Dr. Cohen was a founder of the Company and is a board-certified neurologist.

         MARTI MORFITT, has agreed to serve as the Company's President and Chief Operating Officer and a director beginning March 30, 1998. From September 1982 through February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with the Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997, to February 1998, as Vice-President, Meals, and from February 1994, to May 1997, as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

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

ITEM 2.   PROPERTIES

          The Company leases approximately 80,000 square feet of office, manufacturing and warehouse space in Bloomington, Minnesota. The lease expires in December 2000. The Company also leases approximately 32,000 square feet of warehouse space on a month to month basis.

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

          In January 1997, the Company was sued for patent infringement in the United States District Court for the Central District of California by Acutek Adhesive Specialties, Inc. ("Acutek"). Acutek claims to be an exclusive licensee in the United States Reissue Patent RE. 35,408. The plaintiff seeks compensatory damages, interest, costs and fees. The Company has counterclaimed for a declaration of invalidity of the patents asserted by Acutek and for a declaration that the Company does not infringe the Reissue Patent. Cross-motions for summary judgment with respect to the lawsuit are pending. In February 1998, Acutek was issued a patent entitled "Transparent Nasal Dilator" and commenced an additional patent infringement lawsuit against the Company in the United States District Court for the Central District of California. The Company believes that it does not infringe any valid patent claims and has vigorously defended the lawsuits brought against it by Acutek. The Company is engaged in settlement negotiations, however, that may resolve all pending matters between the parties. The Company is currently unable to determine if these discussions will ultimately result in a settlement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Information as to the principal market on which the Company's common stock is traded and market price information for the common stock of the Company is incorporated herein by reference from page 20 of the 1997 Annual Report to Shareholders (the "1997 Annual Report").

          On March 3, 1998, the last sale price of the Common Stock as reported on the NASDAQ National Market was $6.3125. As of March 3, 1998, there were approximately 850 owners of record of Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

          Selected financial information is presented on page 1 of the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 8 through 12 of the Company's 1997 Annual Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Balance Sheets of the Company as of December 31, 1996 and 1997, and the related Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997, the Notes to the Financial Statements and the Report of KPMG Peat Marwick LLP, independent auditors, is contained in the Company's 1997 Annual Report on pages 13 through 20 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Certain information required under this Item with respect to directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 (the "1998 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

           Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION

           Information required under this item is contained in the section entitled "Executive Compensation" in the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information required under this item is contained in the section entitled "Security Ownership of Principal Stockholders and Management" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

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

a.         Documents filed as part of this Report:

           1.     Financial Statements.  See Item 8, Financial Statements.

           2.     Financial Statement Schedules.  Not Applicable.

           3. Exhibits. See "Exhibit Index" on the page following the Signature Page.

b. Reports on Form 8-K. The Company did not file a report on Form 8-K during the fourth quarter ended December 31, 1997.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CNS, INC.
                               ("Registrant")


Dated: March 27, 1998        By/s/  Daniel E. Cohen
                               --------------------
                               Daniel E. Cohen, M.D.
                               Chairman of the Board, Chief Executive Officer, Treasurer and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 27, 1998 on behalf of the Registrant in the capacities indicated.

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



/s/David J. Byrd
David J. Byrd
Vice President of Finance and Chief
Financial Officer
(Principal Financial and Accounting Officer)

/s/ Patrick Delaney
Patrick Delaney
Director


/s/ R. Hunt Greene
R. Hunt Greene
Director


/s/ Andrew J. Greenshields
Andrew J. Greenshields
Director


/s/ Richard W. Perkins
Richard W. Perkins
Director

                                    CNS, INC.
                                  EXHIBIT INDEX

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

10.1 * CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2 * CNS, Inc. 1989 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-29454).

10.3 *            CNS, Inc. 1990 Stock Plan (incorporated by reference to
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.4 License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the 1992 Form S-2).

10.5 *            CNS, Inc. 1994 Amended Stock Plan.

10.6 Distribution Agreement dated August 2, 1995 between the Company and Minnesota Mining and Manufacturing Company ("3M") (incorporated by reference to Exhibit 10.11 to the 1995 Form 10-K).

10.7 Supply Agreement dated May 17, 1995 between the Company and Minnesota Mining and Manufacturing Company ("3M") incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K).

10.8 License Agreement dated January 24, 1996 between the Company and Ronald S. Nietupsky (incorporated by reference to Exhibit
                  10.15 to the 1995 Form 10-K).

10.9 License Agreement dated May 9, 1997 between the Company and Cigone, Enterprises, SmokeBusters of Texas, Inc. and Odor Pros, Inc. (Certain information has been omitted from this Exhibit and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2.)

10.10 *           Employment Agreement between the Company and Dr. Daniel E.
                  Cohen dated April 15, 1996, (incorporated by reference to
                  Exhibit 10.15 to 1996 Form 10-K).

10.11 * Employment Agreement dated April 15, 1996 between the Company and Kirk Hodgdon (incorporated by reference to Exhibit 10.17 to 1996 Form 10-K).

10.12 * Employment Agreement dated April 15, 1996 between the Company and David J. Byrd (incorporated by reference to Exhibit 10.18 to 1996 Form 10-K).

11.1              Computation of Net Income Per Share of Common Stock.

13.1              Selected information from 1997 Annual Report to Stockholders

21.1              Subsidiaries of the Company

23.1              Consent of KPMG Peat Marwick LLP.

24.1              Powers of Attorney (included on the signature page hereof).

27.1              Financial Data Schedule.

27.2              Financial Data Schedule.

27.3              Financial Data Schedule.
---------------

* Indicates Compensatory Agreement