Form 10-Q
period 1998-03-31
CNS INC /DE/
filed 1998-05-14
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended March 31, 1998.

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.


            For the Transition Period from ___________ to ___________


                        COMMISSION FILE NUMBER: 0 - 16612


                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   41-1580270
    -------------------------------                  -------------------
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


                    YES     X          NO
                        ---------          ----------

At April 30, 1998, 18,484,059 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS


                                                                      March 31,      December 31,
                                                                        1998            1997
                                                                    ------------    -------------
                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                      $  3,301,649    $    229,647
     Marketable securities                                            60,364,265      59,458,236
     Accounts receivable, net                                          6,924,197      11,392,001
     Inventories                                                       7,594,106       8,624,663
     Prepaid expenses and other current assets                         2,703,937       3,295,001
     Deferred income taxes                                             1,770,000       1,770,000
                                                                    ------------    ------------
          Total current assets                                        82,658,154      84,769,548
Property and equipment, net                                            2,293,702       1,863,007
Product rights, net                                                    1,426,402       1,502,520
Certificate of deposit, restricted                                       359,898         359,898
                                                                    ------------    ------------
                                                                    $ 86,738,156    $ 88,494,973
                                                                    ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                             5,990,680       6,691,939
     Accrued income taxes                                                  8,937       1,158,533
                                                                    ------------    ------------
          Total current liabilities                                    5,999,617       7,850,472
                                                                    ------------    ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                           0               0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares                      192,946         192,946
     Additional paid-in capital                                       63,495,718      63,495,718
     Treasury shares - at cost; 901,511at March 31, 1998 and
        961,511 at December 31, 1997                                  (8,141,243)     (8,219,993)
     Retained earnings                                                25,191,118      25,175,830
                                                                    ------------    ------------
          Total stockholders' equity                                  80,738,539      80,644,501
                                                                    ------------    ------------
                                                                    $ 86,738,156    $ 88,494,973
                                                                    ============    ============




                   The accompanying notes are an integral part
                     of the condensed financialstatements.

                                    CNS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                            1998           1997
                                                       ------------    ------------
Net sales                                              $ 14,480,981    $ 19,394,936
Cost of goods sold                                        4,469,465       6,245,203
                                                       ------------    ------------
     Gross profit                                        10,011,516      13,149,733
                                                       ------------    ------------
Operating expenses:
     Marketing and selling                                9,677,227      11,124,415
     General and administrative                           1,064,005         762,352
     Product development                                    394,896         201,860
                                                       ------------    ------------
          Total operating expenses                       11,136,128      12,088,627
                                                       ------------    ------------
          Operating income (loss)                        (1,124,612)      1,061,106

Interest income                                             689,900         710,387
                                                       ------------    ------------
     Income (loss) before income taxes                     (434,712)      1,771,493
Income tax (provision) benefit                              450,000        (450,000)
                                                       ------------    ------------
     Net income                                        $     15,288    $  1,321,493
                                                       ============    ============

Basic and diluted net income per share                 $        .00    $        .07
                                                       ============    ============

Weighted average number of common shares outstanding     18,374,000      19,205,000
                                                       ============    ============

Weighted average number of common and
     assumed conversion shares outstanding               18,752,000      20,044,000
                                                       ============    ============




                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------
Operating activities:
     Net income                                             $     15,288    $  1,321,493
     Adjustments to reconcile net income to net cash
              from operating activities:
         Depreciation and amortization                           158,482          76,200
         Changes in operating assets and liabilities:
            Accounts receivable                                5,592,804       3,869,088
            Inventories                                        1,092,986      (1,784,707)
            Prepaid expenses and other current assets          2,291,064         (40,341)
            Accounts payable and accrued expenses             (4,738,284)     (2,170,631)
                                                            ------------    ------------
                 Net cash from operating activities            4,412,340       1,271,102
                                                            ------------    ------------
Investing activities:
     Net change in marketable securities                        (906,029)       (551,714)
     Payments for purchases of property and equipment           (512,927)       (350,452)
     Payments for product rights                                    (132)     (1,200,000)
                                                            ------------    ------------
                 Net cash from investing activities           (1,419,088)     (2,102,166)
                                                            ------------    ------------
Financing activities:
     Proceeds from the exercise of stock options                  78,750         211,955
                                                            ------------    ------------
                 Net cash from financing activities               78,750         211,955
                                                            ------------    ------------
                 Net change in cash and cash equivalents       3,072,002        (619,109)
Cash and cash equivalents:
     Beginning of period                                         229,647      12,109,150
                                                            ------------    ------------
     End of period                                          $  3,301,649    $ 11,490,041
                                                            ============    ============




                   The accompanying notes are an integral part
                     of the condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1997, and reference is hereby made to that report for detailed information on accounting policies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion and breathing difficulties due to a deviated nasal septum. During the first quarter of 1998 the Company began the national rollout of Banish(TM) personal smoke deodorizer, which removes smoke odor from clothing and hair. The Company also has entered into several agreements to market or license certain other new consumer products that are in various stages of evaluation and testing.

Results of Operations

Net sales were $14.5 million for the first quarter of 1998 compared to $19.4 million for the same quarter of 1997. Domestic sales decreased to $13.4 million for the first quarter of 1998 compared to $16.9 million for the same quarter of 1997 primarily as a result of the failure of marketing efforts to generate a sufficient volume of Breathe Right nasal strip new trial users. The Company's data indicates approximately 700,000 new trial users were attracted during the first quarter of 1998, about half the level achieved in the same quarter of 1997. Sales of larger 24-count and 30-count packages were up slightly over last year. These are the sizes preferred by regular users of the product.

International sales were $1.1 million for the first quarter of 1998 compared to $2.5 million for the same quarter of 1997. The lower level of international sales for 1998 reflects continued high inventory levels at 3M, the Company's international distributor.

Gross profit was $10.0 million for the first quarter of 1998 compared to $13.1 million for the same quarter of 1997. Gross profit as a percentage of net sales was 69.1% for the first quarter of 1998 comparable to 67.8% for the same quarter of 1997.

Marketing and selling expenses were $9.7 million for the first quarter of 1998 compared to $11.1 million for the same quarter of 1997. This decrease resulted primarily from a lower level of national television and radio advertising. The Company's strategy for 1998 is to spend at relatively higher levels for advertising during the first and fourth quarter cold seasons and keep advertising levels lighter during the second and third quarters.

General and administrative expenses were $1.1 million for the first quarter of 1998 compared to $762,000 for the same quarter of 1997. This increase resulted primarily from one time costs associated with the change of the Company's president.

Product development expenses were $395,000 for the first quarter of 1998 compared to $202,000 for the same quarter of 1997. This increase resulted from costs related to evaluation and testing of potential new products.

Operating income (loss) for the first quarter of 1998 was a loss of $1.1 million compared to income of $1.1 million for the same quarter of 1997. This decrease was due primarily to lower sales in the first quarter of 1998.

Interest income was $690,000 for the first quarter of 1998 comparable to $710,000 for the same quarter of 1997.

Income tax (expense) benefit for the first quarter of 1998 was a benefit of $450,000 compared to expense of $450,000 for the same quarter of 1997. The effective income tax rate is impacted by a high level of tax exempt interest income.

Seasonality

The Company believes that approximately 50 percent of Breathe Right nasal strip users currently use the product for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold season. For this reason the Company's domestic net sales have been relatively higher in the first and fourth quarters.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash, cash equivalents and marketable securities of $63.7 million and working capital of $76.7 million.

The Company generated cash from operations of $4.4 million for the first quarter of 1998 compared with $1.3 million for the same quarter of 1997. The increased cash flow was primarily from a net decrease in operating assets and liabilities, offset by a decrease in net income.

The Company expended $906,000 for marketable securities and $513,000 for property and equipment in the first quarter of 1998.

The Company received $79,000 during the first quarter of 1998 from the exercise of stock options. In April 1998 the Board of Directors authorized the Company to purchase from time-to-time up to 750,000 shares of its common stock, to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Forward Looking Statements

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or comparable terminology. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: (i) the Company's revenue and profitability is currently reliant on sales of a single product; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology, which have been, and in the future may be, subject to litigation (see Item 3, Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Item 1, Legal Proceedings in this Form 10-Q); (iii) the markets in which the Company competes are highly competitive; and (iv) the additional factors listed in the statement "Forward Looking Statements" included in the Company's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings
              In January 1997, the Company was sued for patent infringement in United States District Court for the Central District of California by Acutek Adhesive Specialties, Inc. ("Acutek"). Acutek claims to be an exclusive licensee in the United States Reissue Patent RE. 35,408. The plaintiff seeks compensatory damages, interest, costs and fees. The Company has counterclaimed for a declaration of invalidity of the patent asserted by Acutek and for a declaration that the Company does not infringe the Reissue Patent. Cross-motions for summary judgment with respect to the lawsuit are pending. In February 1998, Acutek was issued a patent entitled "Transparent Nasal Dilator" and commenced an additional patent infringement lawsuit against the Company in U.S. District Court for the Central District of California. The Company believes that it does not infringe any valid patent claims and has vigorously defended the lawsuits brought against it by Acutek. The Company is engaged in settlement negotiations, however, that may resolve all pending matters between the parties. The Company is currently unable to determine if these discussions will ultimately result in a settlement.

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




                                                          CNS, Inc.
                                             -----------------------------------
                                                         Registrant




Date:       May 12, 1998                     By:      /s/  Marti Morfitt
     ----------------------------               --------------------------------
                                             Marti Morfitt
                                             President & Chief Operating Officer





Date:       May 12, 1998                     By:      /s/  David J. Byrd
     ----------------------------               --------------------------------
                                             David J. Byrd
                                             Vice President of Finance and Chief
                                             Financial Officer