Form 10-Q
period 1998-06-30
CNS INC /DE/
filed 1998-08-13
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the Transition Period from _________ to ___________


                        COMMISSION FILE NUMBER: 0 - 16612


                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                              41-1580270
            -------------------------------                ----------
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


                           YES __X__    NO _____


At July 31, 1998, 18,360,914 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS

                                                                    June 30,     December 31,
                                                                      1998           1997
                                                                 ------------    ------------
                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  5,925,831    $    229,647
   Marketable securities                                           60,454,012      59,458,236
   Accounts receivable, net                                         6,543,015      11,392,001
   Inventories                                                      6,548,214       8,624,663
   Prepaid expenses and other current assets                        3,054,083       3,295,001
   Deferred income taxes                                            1,770,000       1,770,000
                                                                 ------------    ------------
        Total current assets                                       84,295,155      84,769,548
Property and equipment, net                                         2,428,805       1,863,007
Product rights, net                                                 1,473,539       1,502,520
Certificate of deposit, restricted                                          0         359,898
                                                                 ------------    ------------
                                                                 $ 88,197,499    $ 88,494,973
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             6,427,754       6,691,939
  Accrued income taxes                                                 88,937       1,158,533
                                                                 ------------    ------------
       Total current liabilities                                    6,516,691       7,850,472
                                                                 ------------    ------------
Stockholders' equity:
  Preferred stock - authorized 8,483,589 shares;
    none issued or outstanding                                              0               0
  Common stock - $.01 par value; authorized 50,000,000 shares;
    issued and outstanding, 19,294,570 shares                         192,946         192,946
  Additional paid-in capital                                       63,495,718      63,495,718
  Treasury shares - at cost; 808,756 at June 30, 1998 and
    961,511 at December 31, 1997                                   (8,014,860)     (8,219,993)
  Retained earnings                                                26,007,004      25,175,830
                                                                 ------------    ------------
       Total stockholders' equity                                  81,680,808      80,644,501
                                                                 ------------    ------------
                                                                 $ 88,197,499    $ 88,494,973
                                                                 ============    ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)

                                               Three Months Ended               Six Months Ended
                                                    June 30,                         June 30,
                                          ----------------------------    ----------------------------
                                              1998            1997            1998            1997
                                          ------------    ------------    ------------    ------------
Net sales                                 $ 11,957,301    $ 13,593,309    $ 26,438,282    $ 32,988,245
Cost of goods sold                           4,453,618       4,456,161       8,923,084      10,701,364
                                          ------------    ------------    ------------    ------------
  Gross profit                               7,503,683       9,137,148      17,515,198      22,286,881
                                          ------------    ------------    ------------    ------------
Operating expenses:
  Marketing and selling                      5,580,732       4,899,604      15,274,522      16,024,019
  General and administrative                 1,167,053         811,766       2,214,495       1,574,118
  Product development                          589,501         288,930         984,397         490,790
                                          ------------    ------------    ------------    ------------
       Total operating expenses              7,337,286       6,000,300      18,473,414      18,088,927
                                          ------------    ------------    ------------    ------------
       Operating income (loss)                 166,397       3,136,848        (958,216)      4,197,954
Interest income                                729,491         776,625       1,419,390       1,487,012
                                          ------------    ------------    ------------    ------------
  Income before income taxes                   895,888       3,913,473         461,174       5,684,966
Income tax (provision) benefit                 (80,000)     (1,300,000)        370,000      (1,750,000)
                                          ------------    ------------    ------------    ------------
  Net income                              $    815,888    $  2,613,473    $    831,174    $  3,934,966
                                          ============    ============    ============    ============

Basic net income per share                $        .04    $        .14    $        .05    $        .20
                                          ============    ============    ============    ============
Diluted net income per share              $        .04    $        .13    $        .04    $        .20
                                          ============    ============    ============    ============

Weighted average number of common
  shares outstanding                        18,445,000      19,277,000      18,419,000      19,241,000
                                          ============    ============    ============    ============
Weighted average number of common and
  assumed conversion shares outstanding     18,608,000      19,979,000      18,632,000      20,022,000
                                          ============    ============    ============    ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                     ----------------------------
                                                          1998           1997
                                                     ------------    ------------
Operating activities:
  Net income                                         $    831,174    $  3,934,966
  Adjustments to reconcile net income to net cash
      from operating activities:
    Depreciation and amortization                         374,159         216,632
    Changes in operating assets and liabilities:
       Accounts receivable                              4,848,987       7,699,408
       Inventories                                      2,076,449      (1,668,947)
       Prepaid expenses and other current assets          240,921      (1,281,278)
       Accounts payable and accrued expenses           (1,333,787)     (1,017,435)
                                                     ------------    ------------
         Net cash from operating activities             7,037,903       7,883,346
                                                     ------------    ------------
Investing activities:
  Change in marketable securities                        (995,776)    (10,936,840)
  Payments for purchases of property and equipment       (792,231)       (643,088)
  Payments for product rights                            (118,744)     (1,273,377)
  Change in certificate of deposit, restricted            359,898          (9,750)
                                                     ------------    ------------
         Net cash from investing activities            (1,546,853)    (12,863,055)
                                                     ------------    ------------
Financing activities:
  Proceeds from issuance of common stock
      under Employee Stock Purchase Plan                    6,946           7,191
  Proceeds from the exercise of stock options             198,188         211,955
                                                     ------------    ------------
         Net cash from financing activities               205,134         219,146
                                                     ------------    ------------
         Net change in cash and cash equivalents        5,696,184      (4,760,563)
Cash and cash equivalents:
  Beginning of period                                     229,647      12,109,150
                                                     ------------    ------------
  End of period                                      $  5,925,831    $  7,348,587
                                                     ============    ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of June 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

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

Results of Operations

Net sales were $12.0 million for the second quarter of 1998 compared to $13.6 million for the same quarter of 1997 and were $26.4 million for the first six months of 1998 compared to $33.0 million for the same period of 1997.

Domestic sales declined to $11.8 million from $12.6 million in the second quarter of 1997 while retail sell-through held steady. Domestic sales for the first six months of 1998 were $25.1 million compared to $29.5 million for the same period of 1997. This decline was primarily a result of the failure of marketing efforts in the first quarter of 1998 to generate sufficient growth of Breathe Right nasal strip purchasers.

International sales were only $168,000 for the second quarter of 1998 compared to $971,000 for the same quarter of 1997 and were $1.3 million for the first six months of 1998 compared to $3.5 million for the same period of 1997. The lower level of international sales for 1998 reflects continued high inventory levels at 3M, the Company's international distributor.

Gross profit was $7.5 million or 62.8% of net sales for the second quarter of 1998 compared to $9.1 million or 67.2% for the same quarter of 1997 and was $17.5 million or 66.3% for the first six months of 1998 compared to $22.3 million or 67.6% for the same period of 1997. The lower gross profit percentage was primarily due to the sale of Breathe Right nasal strips for a sampling program, where the nasal strips are distributed to new home buyers.

Marketing and selling expenses were $5.6 million for the second quarter of 1998 compared to $4.9 million for the same quarter of 1997 and were $15.3 million for the first six months of 1998 compared to $16.0 million for the same period in 1997. The increase for the second quarter resulted primarily from expenses associated with the launch of Banish personal smoke deodorizer.

General and administrative expenses were $1.2 million for the second quarter of 1998 compared to $812,000 for the same quarter of 1997 and were $2.2 million for the first six months of 1998 compared to $1.6 million for the same period in 1996. This increase was primarily due to expenses associated with patent litigation which has been settled and personnel costs.

Product development expenses were $590,000 for the second quarter of 1998 compared to $289,000 for the same quarter of 1997 and were $984,000 for the first six months of 1998 comparable to $491,000 for the same period in 1997. This increase resulted from costs related to evaluation and testing of potential new products.

Interest income was $729,000 for the second quarter of 1998 comparable to $777,000 for the same quarter of 1997 and was $1.4 million for the first six months of 1998 comparable to $1.5 million for the same period in 1997.

Income tax (expense) benefit for the second quarter of 1998 was an expense of $80,000 compared to $1.3 million for the same quarter of 1997 and was a benefit of $370,000 for the first six months of 1998 compared to an expense of $1.8 million for the same period of the prior year. The effective income tax rate is impacted by a high level of tax exempt interest income.

Net income for the second quarter of 1998 was $816,000 or $.04 per share compared to $2.6 million or $.13 per share for the same quarter of 1997 and was $831,000 or $.04 per share for the first six months of 1998 compared to $3.9 million or $.20 per share for the same period of 1997. This decrease was due primarily to lower sales and higher operating expenses as noted above.

Seasonality

The Company believes that a significant portion of Breathe Right nasal strip users currently use the product for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold season. For this reason the Company's domestic net sales have been relatively higher in the first and fourth quarters.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash and cash equivalents and marketable securities of $66.4 million and working capital of $77.8 million.

The Company generated cash from operations of $7.0 million for the first six months of 1998 compared with $7.8 million for the same period of 1997. The reduced cash flow was due primarily to a decrease in net income offset by a decrease in net operating assets and liabilities.

The Company invested $1.0 million in marketable securities, $792,000 in property and equipment and $119,000 in product rights while a $360,000 certificate of deposit, restricted matured during the first six months of 1998.

The Company has reviewed the ability of its computer systems to process transactions relating to the year 2000 and beyond and believes that all significant systems are compliant. The Company is in the process of working with its vendors and customers to ensure they will be year 2000 compliant. The Company currently does not anticipate any significant financial impact on its operations as a result of the year 2000 issue.

The Company received $205,000 during the first six months of 1998 from employee stock plan transactions. In April 1998 the Board of Directors authorized the Company to purchase from time-to-time up to 750,000 shares of its common stock, to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions. No shares have been purchased under this authorization as of June 30, 1998.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported, the Company had been sued for patent infringement by Acutek Adhesive Specialties, Inc. ("Acutek") in two separate lawsuits in U.S. District Court for the Central District of California. On July 13, 1998, the Company announced that it had settled the lawsuits and that both suits were dismissed by the court. Terms of the settlement were not disclosed under terms of a confidentiality agreement between the parties.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 22, 1998, CNS, Inc. held its annual meeting of shareholders. Of the 18,393,059 shares of Common Stock eligible to vote, 15,228,319 were represented at the meeting and shares were voted on the following matters:

         1. The votes cast for the six (6) directors to serve until the next annual meeting of shareholders were:

                  Name                 Votes For        Votes Withheld
                  ----                 ---------        --------------

         Daniel E. Cohen, M.D.         14,580,782           647,537
         Marti Morfitt                 14,598,167           630,152
         Patrick Delaney               14,582,167           646,152
         R. Hunt Greene                14,584,542           643,777
         Andrew J. Greenshields        14,585,375           642,944
         Richard W. Perkins            14,565,283           663,036

         2. The votes cast to approve the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1998 were:

                  Votes For          Votes Against      Votes Abstained
                  ---------          -------------      ---------------

                 15,125,834              48,084              54,401

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



                                                     CNS, Inc.
                                       ------------------------------------
                                                     Registrant




Date:      August 10, 1998             By:   /s/ Marti Morfitt
     ----------------------------          --------------------------------
                                             Marti Morfitt
                                             President & Chief Operating Officer




Date:      August 10, 1998             By:   /s/ David J. Byrd
     ----------------------------          --------------------------------
                                             David J. Byrd
                                             Vice President of Finance and Chief
                                             Financial Officer