Form 10-Q
period 1998-09-30
CNS INC /DE/
filed 1998-11-06
CIK 814258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

           For the Period Ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

           For the Transition Period from              to


                        COMMISSION FILE NUMBER: 0 - 16612


                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                         41-1580270
                        --------                         ----------
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


                                    YES  [X]       NO [ ]


At October 30, 1998, 17,522,014 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


                                    CNS, INC.
                            CONDENSED BALANCE SHEETS



                                                                      September 30,   December 31,
                                                                          1998            1997
                                                                      ------------    ------------
                                                                      (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $  3,806,769    $    229,647
     Marketable securities                                              61,723,505      59,458,236
     Accounts receivable, net                                            8,070,742      11,392,001
     Inventories                                                         6,436,237       8,624,663
     Prepaid expenses and other current assets                           2,755,734       3,295,001
     Deferred income taxes                                               1,736,000       1,770,000
                                                                      ------------    ------------
          Total current assets                                          84,528,987      84,769,548
Property and equipment, net                                              2,456,899       1,863,007
Product rights, net                                                      1,419,400       1,502,520
Certificate of deposit, restricted                                               0         359,898
                                                                      ------------    ------------
                                                                      $ 88,405,286    $ 88,494,973
                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                               8,826,962       6,691,939
     Accrued income taxes                                                  154,937       1,158,533
                                                                      ------------    ------------
          Total current liabilities                                      8,981,899       7,850,472
                                                                      ------------    ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                             0               0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares                        192,946         192,946
     Additional paid-in capital                                         63,495,718      63,495,718
     Treasury shares - at cost; 1,528,456 at September 30, 1998 and
        961,511 at December 31, 1997                                   (11,009,542)     (8,219,993)
     Retained earnings                                                  26,744,265      25,175,830
                                                                      ------------    ------------
          Total stockholders' equity                                    79,423,387      80,644,501
                                                                      ------------    ------------
                                                                      $ 88,405,286    $ 88,494,973
                                                                      ============    ============



                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                             2

                                    CNS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (unaudited)


                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 1998             1997            1998            1997
                                             -----------     ------------    ------------   -------------
Net sales                                    $ 12,749,081    $ 12,642,798    $ 39,187,364    $ 45,631,043
Cost of goods sold                              4,241,459       3,896,836      13,164,543      14,598,201
                                             ------------    ------------    ------------    ------------
     Gross profit                               8,507,622       8,745,962      26,022,821      31,032,842
                                             ------------    ------------    ------------    ------------
Operating expenses:
     Marketing and selling                      7,032,080       4,581,778      22,306,603      20,605,798
     General and administrative                   810,191         933,104       3,024,687       2,507,220
     Product development                          539,878         246,229       1,524,275         737,018
                                             ------------    ------------    ------------    ------------
          Total operating expenses              8,382,149       5,761,111      26,855,565      23,850,036
                                             ------------    ------------    ------------    ------------
          Operating income (loss)                 125,473       2,984,851        (832,744)      7,182,806
Interest income                                   711,788         773,621       2,131,179       2,260,632
                                             ------------    ------------    ------------    ------------
     Income before income taxes                   837,261       3,758,472       1,298,435       9,443,438
Income tax (provision) benefit                   (100,000)     (1,200,000)        270,000      (2,950,000)
                                             ------------    ------------    ------------    ------------
     Net income                              $    737,261    $  2,558,472    $  1,568,435    $  6,493,438
                                             ============    ============    ============    ============

Basic net income per share                   $        .04    $        .13    $        .09    $        .34
                                             ============    ============    ============    ============
Diluted net income per share                 $        .04    $        .13    $        .08    $        .33
                                             ============    ============    ============    ============

Weighted average number of common
     shares outstanding                        18,202,000      19,274,000      18,346,000      19,244,000
                                             ============    ============    ============    ============
Weighted average number of common and
     assumed conversion shares outstanding     18,323,000      19,907,000      18,528,000      19,976,000
                                             ============    ============    ============    ============








                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                        3

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                                 1998            1997
                                                            ------------    ------------
Operating activities:
     Net income                                             $  1,568,435    $  6,493,438
     Adjustments to reconcile net income to net cash
              from operating activities:
         Depreciation and amortization                           610,069         335,241
         Deferred income taxes                                    34,000         (41,000)
         Changes in operating assets and liabilities:
            Accounts receivable                                3,321,261       6,788,052
            Inventories                                        2,188,426      (1,170,687)
            Prepaid expenses and other current assets            539,270      (1,628,308)
            Accounts payable and accrued expenses              1,131,420      (1,752,220)
                                                            ------------    ------------
                 Net cash from operating activities            9,392,881       9,024,516
                                                            ------------    ------------
Investing activities:
     Change in marketable securities                          (2,265,268)    (11,767,666)
     Payments for purchases of property and equipment           (981,656)     (1,010,325)
     Payments for product rights                                (139,185)     (1,273,378)
     Change in certificate of deposit, restricted                359,898          (9,750)
                                                            ------------    ------------
                 Net cash from investing activities           (3,026,211)    (14,061,119)
                                                            ------------    ------------
Financing activities:
     Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                       6,946           7,190
     Proceeds from the exercise of stock options                 228,063         312,081
     Purchase of treasury shares                              (3,024,557)       (907,888)
                                                            ------------    ------------
                 Net cash from financing activities           (2,789,548)       (588,617)
                                                            ------------    ------------
                 Net change in cash and cash equivalents       3,577,122      (5,625,220)
Cash and cash equivalents:
     Beginning of period                                         229,647      12,109,150
                                                            ------------    ------------
     End of period                                          $  3,806,769    $  6,483,930
                                                            ============    ============



               The accompanying notes are an integral part of the
                         condensed financial statements.
                                        4

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1997, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Earnings Per Share

A reconciliation of basic and diluted average common shares outstanding is as follows:


                                              Three Months Ended          Nine Months Ended
                                                September 30,                September 30,
                                        ------------------------------ -----------------------
                                            1998           1997           1998          1997
----------------------------------------------------------------------------------------------

Average common shares outstanding       18,202,000     19,274,000     18,346,000     19,244,000
Assumed conversion of stock options        121,000        633,000        182,000        732,000
-----------------------------------------------------------------------------------------------
Average common and assumed
       conversion shares                18,323,000     19,907,000     18,528,000     19,976,000
-----------------------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion and breathing difficulties due to a deviated nasal septum. During the first quarter of 1998 the Company began the rollout of Banish(TM) personal smoke deodorizer, which removes smoke odor from clothing and hair. During the third quarter of 1998 the Company began the rollout of Breathe Right Allergen Barrier Pillow Covers and Saline Nasal Spray. The Company also has entered into several agreements to market or license certain other new consumer products that are in various stages of evaluation and testing.

Results of Operations

Net sales were $12.7 million for the third quarter of 1998 compared to $12.6 million for the same quarter of 1997 and were $39.2 million for the first nine months of 1998 compared to $45.6 million for the same period of 1997.

Domestic sales increased to $12.6 million from $12.4 million in the third quarter of 1997 as retail sell-through of Breathe Right nasal strips held steady. Domestic sales for the first nine months of 1998 were $37.7 million compared to $41.9 million for the same period of 1997. This decline was primarily a result of the failure of marketing efforts in the first quarter of 1998 to generate sufficient growth of Breathe Right nasal strip purchasers.

International sales were only $168,000 for the third quarter of 1998 compared to $290,000 for the same quarter of 1997 and were $1.5 million for the first nine months of 1998 compared to $3.7 million for the same period of 1997. The lower level of international sales for 1998 reflects continued high inventory levels at 3M, the Company's international distributor.

Gross profit was $8.5 million or 66.7% of net sales for the third quarter of 1998 compared to $8.7 million or 69.2% for the same quarter of 1997 and was $26.0 million or 66.4% for the first nine months of 1998 compared to $31.0 million or 68.0% for the same period of 1997. The lower gross profit percentage was primarily due to the sale of Breathe Right nasal strips for a sampling program, where the nasal strips are distributed to new home buyers, and the introduction of new products with lower gross profit margins.

Marketing and selling expenses were $7.0 million for the third quarter of 1998 compared to $4.6 million for the same quarter of 1997 and were $22.3 million for the first nine months of 1998 compared to $20.6 million for the same period in 1997. The increase for the third quarter resulted primarily from expenses associated with the rollout and market testing of Banish personal smoke deodorizer.

General and administrative expenses were $810,000 for the third quarter of 1998 compared to $933,000 for the same quarter of 1997 and were $3.0 million for the first nine months of 1998 compared to $2.5 million for the same period in 1997. This increase for the nine months was primarily due to expenses associated with patent litigation that was settled in the second quarter of 1998 and personnel costs.

Product development expenses were $540,000 for the third quarter of 1998 compared to $246,000 for the same quarter of 1997 and were $1.5 million for the first nine months of 1998 comparable to $737,000 for the same period in 1997. This increase resulted from costs related to evaluation and testing of potential new products.

Interest income was $712,000 for the third quarter of 1998 compared to $774,000 for the same quarter of 1997 and was $2.1 million for the first nine months of 1998 comparable to $2.3 million for the same period in 1997. The decrease was primarily due to a lower level of funds available for investment following stock repurchases in the fourth quarter of 1997 and third quarter of 1998.

Income tax (expense) benefit for the third quarter of 1998 was an expense of $100,000 compared to $1.2 million for the same quarter of 1997 and was a benefit of $270,000 for the first nine months of 1998 compared to an expense of $3.0 million for the same period of the prior year. The effective income tax rate is impacted by a high level of tax exempt interest income.

Net income for the third quarter of 1998 was $737,000 or $.04 per share compared to $2.6 million or $.13 per share for the same quarter of 1997 and was $1.6 million or $.08 per share for the first nine months of 1998 compared to $6.5 million or $.33 per share for the same period of 1997. This decrease was due primarily to lower sales and higher operating expenses as noted above.

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

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents and marketable securities of $65.5 million and working capital of $75.5 million.

The Company generated cash from operations of $9.4 million for the first nine months of 1998 compared with $9.0 million for the same period of 1997. The increased cash flow was due primarily to a decrease in net operating assets and liabilities offset by a decrease in net income.

The Company invested $2.3 million in marketable securities, $982,000 in property and equipment and $139,000 in product rights while a $360,000 certificate of deposit, restricted matured during the first nine months of 1998.

The Company received $235,000 during the first nine months of 1998 from employee stock plan transactions. In October 1998 the Company completed the repurchase of 750,000 shares of its common stock authorized by the Board of Directors in April 1998. In October 1998 the Board authorized the Company to purchase from time-to-time up to an additional 1,500,000 shares of its common stock, to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Year 2000

The Company is evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company has established a Year 2000 team, and this team has worked with management to commence the following steps: (i) implementing a Year 2000 assessment and testing plan for all internal information systems and other systems that contain microcontrollers that may be affected by the Year 2000 date change; (ii) communicating with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; and (iii) contingency and disaster recovery planning to ensure Year 2000 problem resolution.

The Company has identified and tested the systems it believes are critical, and the test results indicate that these systems are Year 2000 compliant. The Company expects to complete testing and establish compliance with respect to all of its systems and products by March 31, 1999, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

The Company estimates that its direct costs for Year 2000 compliance will consist primarily of costs related to the staff time devoted to Year 2000 compliance. The Company does not expect capital expenditures will be necessary related to Year 2000 compliance. Costs and capital expenditures in these areas have not been material for historical periods.

As noted below under "Forward-Looking Statements," statements in this section that are not historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding the timetable for Year 2000 compliance, the Company's costs and capital expenditures, the success of the Company's efforts and others' efforts to achieve compliance, and the effects of the Year 2000 issue on the Company's future financial condition and results of operations. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the accuracy of these statements: (i) the inherent uncertainty of the costs and timing of achieving compliance on the wide variety of systems used by the Company; (ii) the reliance on the efforts of vendors, customers, government agencies and other third parties to achieve adequate compliance and avoid disruption of the Company's business in early 2000; and (iii) the uncertainty of the ultimate costs and consequences of any unanticipated disruption in the Company's business resulting from the failure of one of the Company's applications or of a third party's systems. The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Forward Looking Statements

This Form 10-Q contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or comparable terminology. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: (i) the Company's revenue and profitability is currently reliant on sales of a single product; (ii) the Company's success will depend, to a large extent, on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology, which have been, and in the future may be, subject to litigation; (iii) the markets in which the Company competes are highly competitive; (iv) the Year 2000 factors noted above; and (v) the additional factors listed in the statement "Forward Looking Statements" included in the Company's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  The deadline for the submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 19, 1998. Additionally, if the Company receives notice of a shareholder proposal after February 1, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company may exercise discretionary voting power with respect to such proposal.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibits:
                  Exhibit No. 27, Financial Data Schedule

                  (b)   Reports on Form 8-K
                  None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CNS, Inc.
                              --------------------------------------------------
                                             Registrant





Date:  November 6, 1998       By:   /s/  Marti Morfitt
       -----------------           ---------------------------------------------
                                    Marti Morfitt
                                    President & Chief Operating Officer





Date:  November 6, 1998       By:   /s/  David J. Byrd
       -----------------           ---------------------------------------------
                                    David J. Byrd
                                    Vice President of Finance and Chief
                                    Financial Officer