Form 10-K405
period 1998-12-31
CNS INC /DE/
filed 1999-03-29
CIK 814258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from _________ to __________

                         COMMISSION FILE NUMBER: 0-16612

                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                        41-1580270
                   --------                        ----------
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

                  Title of each class
                  -------------------
                  Common Stock, par value of $.01 per share
                  Preferred Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 3, 1999, assuming as market value the price of $3.094 per share, the closing sale price of the Company's Common Stock on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was approximately $46,500,000.

As of March 3, 1999, the Company had outstanding 16,260,026 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: Portions of the Company's (i) Annual Report to Stockholders for the year ended December 31, 1998, and (ii) Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 1999, are incorporated by reference into Parts II and III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.     Business...................................................................    3
Item 2.     Properties.................................................................   15
Item 3.     Legal Proceedings..........................................................   15
Item 4.     Submission of Matters to a Vote of Security Holders........................   15

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......   16
Item 6.     Selected Financial Data....................................................   16
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................   16
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.................   16
Item 8.     Financial Statements and Supplementary Data................................   17
Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure....................................................   17

PART III

Item 10.    Directors and Executive Officers of the Registrant.........................   18
Item 11.    Executive Compensation.....................................................   18
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............   18
Item 13.    Certain Relationships and Related Transactions.............................   18

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.....................................................   19

SIGNATURES  ...........................................................................   20
EXHIBIT INDEX..........................................................................   22

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company's revenue and profitability is primarily reliant on sales of a single product, Breathe Right(R) nasal strips; (ii) the Company's success will depend significantly on its ability to effectively market Breathe Right nasal strips; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of its patents on the Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation (see Item 1, "Patents, Trademarks and Proprietary Rights"); (iv) the Company operates in competitive markets where recent and potential entrants in the nasal dilation segment pose greater competitive challenges than those faced by the Company in the past (see Item 1, "Competition"); (v) the Company has faced and will continue to face challenges in successfully introducing new products; (vi) the Company is currently dependent upon 3M for the international distribution of its products under a contractual relationship which has produced less than anticipated results and which the Company expects to modify or replace (see Item 1, "International Distribution"); (vii) the Company is dependant upon contract manufacturers for the production of substantially all of its products; and (viii) the risks associated with the Year 2000 issue as described on pages 11 and 12 of the Company's Annual Report to Stockholders for the year ended December 31, 1998.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         CNS, Inc. (the "Company") develops and markets consumer health care products, including the Breathe Right nasal strip. The Breathe Right nasal strip improves breathing by reducing nasal airflow resistance. It can be effective in providing temporary relief for nasal congestion, eliminating or reducing snoring and reducing breathing difficulties due to a deviated nasal septum. The Company has also entered into or is exploring a number of agreements to market or license other new consumer products, including a chewable dietary fiber tablet. These new products are in various stages of evaluation, testing and development.

MANAGEMENT

         During 1998, the Company added several executive officers with a diverse body of consumer packaged goods experience to its management team. See "Executive Officers of the Company." The Company also reorganized its management structure into three strategic business teams in order to expand the platform for building the Breathe Right brand and launching additional products: Breathe Right Brand Team; New Business Evaluation Team; and New Business Commercialization Team. The Company believes that the addition of management personnel experienced in the consumer products industry and its new team focus will enable the Company to more effectively implement its business strategies and position itself to become a larger, multi-product consumer products company.

         BREATHE RIGHT BRAND TEAM. The Company's Breathe Right Brand Team (the "BRB Team") is responsible for the management and development of the Breathe Right nasal strip business and other non-nasal strip products that leverage the Breathe Right brand name. The Breathe Right nasal strip products currently represent the cornerstone of the Company's business. The Company intends to exploit new markets and opportunities that it believes exist for its current nasal strip products and plans to commercialize potential new Breathe Right brand products. The BRB Team will lead this effort. In addition, there are two new Breathe Right brand name products that have recently been introduced to the market by the BRB Team-the Breathe Right saline nasal spray and the Breathe Right allergen barrier pillow cover. See "Products - Breathe Right Brand Products."

         NEW BUSINESS EVALUATION TEAM. The Company's New Business Evaluation Team (the "NBE Team") is committed to the expansion of its product base through the acquisition and development of unique consumer health care products or technologies that have good market potential. The NBE Team is responsible for identifying and evaluating potential new companies, products, inventions and other business opportunities that will enable the Company to achieve its long-term growth and profit objectives. There are a number of new products, inventions and business opportunities that are currently under various stages of evaluation by the NBE Team.

         NEW BUSINESS COMMERCIALIZATION TEAM. The Company's New Business Commercialization Team (the "NBC Team") is responsible for evaluating the market potential for new products and developing and implementing strategies for successful product commercialization. The Company has acquired the rights to a number of new products which are at various stages of development, testing and market evaluation by the NBC Team, including a chewable dietary fiber tablet. See "Products - Other Products."

PRODUCTS

         BREATHE RIGHT NASAL STRIPS. The Breathe Right nasal strip is a nonprescription, single-use disposable device that improves breathing by reducing nasal airflow resistance. The Company received 510(k) clearances from the United States Food and Drug Administration ("FDA") to market the Breathe Right nasal strip for improvement of nasal breathing, temporary relief of nasal congestion, elimination or reduction of snoring and temporary relief of breathing difficulties due to a deviated nasal septum. See "Government Regulation." The Breathe Right nasal strip comes both in tan and a nearly transparent product, the Breathe Right clear nasal strip.

         The Breathe Right nasal strip includes two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any medication, thereby avoiding any medicinal side effects. The Breathe Right nasal strip is offered in three sizes (junior/small, small/medium and medium/large) to accommodate the range of nose sizes from a child's nose to an adult's nose. The Breathe Right nasal strip is packaged for the consumer market in various quantities ranging between 10 to 38 strips per box. The Company believes that the Breathe Right nasal strip is priced comparably to medicinal decongestants on a daily or nightly dosage basis at suggested retail prices ranging between $4.99 and $11.99 per box. The Company expanded the Breathe Right nasal strip line with the introduction of the Breathe Right clear nasal strip in the second half of 1997. The Breathe Right clear nasal strip is a nearly transparent product that the Company believes may reduce any vanity issues associated with the use of the tan Breathe Right nasal strip product. The Company is currently evaluating additional nasal strip products.

         BREATHE RIGHT BRAND PRODUCTS. The Company began the national introduction of two products that leverage the Breathe Right brand name during the third quarter of 1998, a saline nasal spray and an allergen barrier pillow cover. The Breathe Right saline nasal spray is a non-habit forming, drug-free product that restores moisture to comfort and soothe dry, irritated nasal passages due to colds, allergies, dry air (low humidity), air pollution and the overuse of nasal decongestants. The Breathe Right allergen barrier pillow cover is a machine washable cover for pillows of various sizes that protects against dust, dust mites and other allergens. The product is placed under a regular pillow case and designed to act as a barrier to dust mites, the number one in-home source of allergens. The Company is optimistic about the potential of both products, but their contributions to 1998 sales were not significant. The Company intends to introduce additional non-nasal strip products that carry the Breathe Right brand name and to extend the product line. There are a number of potential new Breathe Right brand name products that are currently under various stages of evaluation, testing and development.

         BANISH(TM) PERSONAL SMOKE DEODORIZER. Late in 1997, the Company began the introduction of BANISH personal smoke deodorizer, a water-based nontoxic odorless spray that removes same day odor from clothes and hair. This product does not simply cover up or mask the odor of tobacco smoke; it neutralizes it. In order to evaluate the market potential for this product, the advertising and promotion of BANISH was limited to a regional test market. Overall business results from the market test have been disappointing to date. Sales have been limited and expenses associated with the introduction and test market were approximately $2.8 million in 1998. Although the Company believes that consumer interest in personal smoke deodorizing products is high, the Company is currently evaluating options for BANISH before devoting any further significant financial resources to the commercialization of this product.

         OTHER PRODUCTS. The Company intends to introduce additional consumer health care products and plans to increase its investment in new product development. A number of potential new products are currently under various stages of evaluation and testing. The Company has recently completed the development of a chewable, dietary fiber supplement in tablet form and is in the final phase of market research which will determine the feasibility and scope of a product launch in 1999.

MARKETS

         BREATHE RIGHT BRAND PRODUCT LINE. The Breathe Right brand of products includes the Breathe Right nasal strip, Breathe Right saline nasal spray and Breathe Right allergen barrier pillow cover. All of these products are sold primarily in the consumer market. The Breathe Right nasal strip is, to a lesser extent, also sold in the athletic market.

                  CONSUMER MARKET. Air impedance in the nose accounts for approximately one-half of the total airway resistance involved in the respiratory system (i.e., half of the energy required for breathing). If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people who have a common cold, allergies and sinusitis and by those who experience nasal obstruction due to a deviated nasal septum. The Company believes that people with deviated septa or other structural problems or chronic conditions such as snoring or allergies may be more predisposed to use Breathe Right products on a regular or daily basis while seasonal sufferers are likely to use Breathe Right products as needed. People suffering from these conditions are currently the primary users of the Company's products and are the main targets of its advertising.

         In 1998, the Company began to position the Breathe Right nasal strip as a product that provides drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company's new advertising emphasizes the ability of Breathe Right nasal strips to provide immediate relief from nasal congestion due to colds and allergies and the ability of the product to reduce snoring.

         The Company's marketing efforts capitalize on the benefits of Breathe Right products to consumers in various, and often overlapping, consumer market segments:

         * Nasal congestion as a result of allergies affects approximately 35 million Americans while virtually all Americans suffer some nasal congestion annually as a result of the common cold. The Company believes that the Breathe Right nasal strip is often used as either an alternative or an adjunct to decongestant drugs (including nasal sprays and oral decongestants). In addition, the Breathe Right saline nasal spray is designed to comfort and soothe dry, irritated nasal passages due to, among other things, congestion resulting from allergies, colds and an overuse of nasal decongestants.

         * Breathe Right nasal strips were effective in eliminating snoring or reducing snoring loudness in approximately 75% of the participants in a clinical study. The Company believes that approximately 78% of all households have at least one snorer, approximately 37 million people snore regularly, while another 50 million people snore occasionally.

         * Sleep quality can be enhanced by improving nasal breathing at night with a Breathe Right nasal strip. Nearly 88% of all households in the United States report nightly sleep disruptions, many of which are related to poor breathing.

         * Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right nasal strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum.

         * Approximately 40-50 million people in the United States suffer from allergies, many of whom are allergic to waste products deposited by hundreds of thousands of microscopic dust mites living inside a pillow. The Breathe Right allergen barrier pillow cover is designed to protect allergy sufferers from dust mites and other allergens contained in pillows.

                  ATHLETIC MARKET. The Company believes that the Breathe Right nasal strip may make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that the Breathe Right nasal strip provided physiologic advantages in ventilation and heart rate during mid-level exercise. Other exercise physiology studies have been conducted and add to the substantiation of the positive effects of the Breathe Right nasal strip during exercise. Breathe Right nasal strips have been used by professional and collegiate athletes in sports such as football, soccer and hockey, by race car drivers and horse racing jockeys and by other professional and recreational athletes, including runners and cyclists. The Company uses athletes to endorse the Breathe Right nasal strip to increase the visibility of the product, which thereby leads to awareness of the product for not only its athletic applications, but also for nasal congestion, snoring and other applications.

         BANISH PERSONAL SMOKE DEODORIZER. The Company believes that there are approximately 50 million adult smokers in the United States, 16 million of whom are in positions that involve high interaction with others who could be offended by the odor of smoke. There are also a significant number of additional Americans that do not smoke, but are exposed to smoke in environments such as bars, restaurants, offices or factories. The Company believes that BANISH has potential use both for smokers and non-smokers who would like to eliminate the odor of tobacco smoke.

BUSINESS STRATEGY

         The Company's business strategy includes increasing sales of its Breathe Right nasal strip and other Breathe Right brand products, expanding its Breathe Right product line and successfully introducing new products.

         INCREASING NEW CONSUMER PRODUCT TRIAL AND INCREASING PRODUCT USAGE. The Company uses a combination of advertising, promotions, public relations and celebrity endorsements to increase consumer awareness and to encourage consumer trial of the Breathe Right nasal strip. In 1998, the Company began to position the Breathe Right nasal strip as a product that provides drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company's new advertising emphasizes the ability of Breathe right nasal strips to provide immediate relief from nasal congestion due to colds and allergies and reduce snoring as well as capitalizes on the benefits of the product to consumers in various, and often overlapping, consumer market segments.

         MARKETING NEW BREATHE RIGHT BRAND PRODUCTS. The Company believes that the Breathe Right brand name is one of its most valuable assets. The Company is in the process of evaluating new products that will carry the Breathe Right name. In addition, the Company has recently commenced the introduction of a Breathe Right saline nasal spray and a Breathe Right allergen barrier pillow cover.

         MARKETING NEW PRODUCTS THAT UTILIZE EXISTING DISTRIBUTION CHANNELS. The Company plans to take advantage of its marketing and distribution strengths by acquiring or licensing the rights to products that it believes have merit and bring them to market. Among the products currently being evaluated is a unique, chewable dietary fiber tablet. There can be no assurance, however, that the Company will ever successfully market the chewable dietary fiber tablet or any of the Company's other new products.

         EXPANDING COMPANY PRESENCE IN INTERNATIONAL MARKETS. The Company sells its Breathe Right nasal strip products outside the United States and Canada pursuant to an international distribution agreement under which 3M Company agreed to act as an exclusive distributor. Under the terms of the agreement, 3M is obligated to purchase nasal strips from the Company and satisfy certain minimum purchase requirements. The contractual relationship with 3M has produced less than anticipated results in international markets. The Company does, however, believe that there is a significant market potential for the Company's products outside the United States. Accordingly, the Company is currently in the process of attempting to alter its contractual relationship with 3M in order to allow the Company to take a more active role in the sale, marketing and distribution of its products in international markets. The Company believes that the negotiations with 3M will enable the Company to build its international marketing and distribution capacity in preparation for other Company products. See "International Distribution."

MARKETING STRATEGY

         The Company has been engaged in the broad consumer marketing of the Breathe Right nasal strip since September 1994 and began marketing the Breathe Right saline nasal spray and the Breathe Right allergen barrier pillow cover in the fourth quarter of 1998. According to data collected by a nationally recognized consumer market research firm, the Breathe Right nasal strip became a leading sales volume producer during 1995 in the cough, cold and allergy section of drug, grocery and mass merchant stores nationwide. In September 1995, the Company received two REX (retail excellence) awards from Drug Stores News magazine. The first award named the Breathe Right nasal strip as the best new product in the cough, cold and allergy section in United States drug stores. The second award named the product the "market maker of the year," the single most important product which disproportionately increased traffic and profits in United States drug stores. The Company also received a REX award in 1998, for its Breathe Right clear nasal strip in the cough, cold, allergies and sinus product category. In 1998, the Breathe Right brand was the number one ranking brand in annual dollar sales in the nasal products category, with sales exceeding those of familiar brand names such as Afrin(R), Vicks Sinex(R) and Dristan(R).

         The Company's marketing efforts for Breathe Right products are primarily directed to the consumer market. The Company's advertising, with its emphasis on improved breathing, focuses on the nasal congestion applications for nasal strips and emphasizes the benefits of Breathe Right products for a variety of large consumer markets. The Company has primarily used a mix of consumer and trade promotions and television, radio and magazine advertising to market its products. Marketing communications are generally designed to promote trial of Breathe Right brand products by increasing consumer awareness of the benefits of each product.

         The Company's paid advertising programs for the Breathe Right brand have been enhanced by media coverage of the use of Breathe Right nasal strips by professional athletes. The Company has also entered into endorsement agreements pursuant to which athletes are providing the Company with endorsement services. The Company believes that the use of Breathe Right nasal strips by professional athletes increases the visibility of the product, which thereby leads to greater awareness of the product for not only its athletic applications but also for nasal congestion, snoring and other applications, and also makes it more acceptable for consumers to wear the highly visible product.

         The Company also uses product promotion programs, such as coupons, and public relations activities to encourage product trial and repeat purchases. Typically, coupons for the Breathe Right nasal strip appear in free standing inserts (FSIs) that are included in Sunday newspapers and are often tied to a holiday or special event theme such as Super Bowl, Father's Day, or the Christmas holidays. To increase consumer product awareness, the Company also uses public relations programs associated with "special events," such as sponsoring marathons, providing product to certain professional athletic teams and sponsoring radio station contests in conjunction with certain holidays.

         Because the Breathe Right nasal strip is sold as a consumer product, sales of the product will depend in part upon the degree to which the consumer is aware of the product and is satisfied with its use, which also influences repeat usage and word of mouth referrals. The most recent research data collected by a nationally recognized consumer market research firm indicated that approximately 32% of those in the United States who had purchased Breathe Right nasal strips have purchased additional product.

DOMESTIC DISTRIBUTION

         The Breathe Right nasal strip is sold primarily as a consumer product in drug stores, grocery stores, mass merchant chain stores, warehouse clubs and military base stores in the United States. The Breathe Right saline nasal spray and the Breathe Right allergen barrier pillow cover are sold in a number of the same retail outlets. The Company sells its products to retailers through a network of independent sales representatives referred to in the industry as non-food general merchandise brokers. The Company uses broker groups who call on the chain drug, grocery, mass merchant and warehouse club accounts and the wholesalers who serve primarily the independent drug stores and many of the grocery stores in the United States.

         The Breathe Right nasal strip is typically positioned in the cough, cold and allergy section of a particular store because the Breathe Right nasal strip provides benefits similar to those obtained with other decongestant products and there is typically no section in stores for snoring relief products. The Breathe Right saline nasal spray and the Breathe Right allergen barrier pillow cover are also usually positioned in the same section of the store as the Breathe Right nasal strip since the products are typically used by those suffering from congestion, allergies and colds.

         The Company's retail customers include national chains of drug stores, grocery stores and mass merchants such as Eckerd Drug, Walgreens, RiteAid, CVS, Albertson's, Safeway, Wal-Mart and Kmart and warehouse clubs such as Sam's Club and Price Costco, as well as regional and independent stores in the same store categories. In 1998, one retailer accounted for approximately 20% of sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could disrupt distribution of the Breathe Right nasal strip.

INTERNATIONAL DISTRIBUTION

         The Company executed an international distribution agreement with 3M in August 1995 pursuant to which 3M has the exclusive right to distribute the Breathe Right nasal strip outside of the United States and Canada. 3M has operations in over 60 foreign countries. The product is marketed internationally under the co-brand of "3M Breathe Right nasal strips" or "Nexcare Breathe Right nasal strips" in order to benefit from both 3M's brand names and the publicity that the Breathe Right brand name has received. Under the terms of the agreement, 3M is obligated to buy product from the Company either in finished form in 3M boxes or in bulk quantities to be packaged by 3M's international subsidiaries. All sales to 3M are denominated in U.S. dollars. 3M is responsible for obtaining all necessary regulatory approvals outside of the United States and for all marketing and selling expenses. The agreement contains certain minimum performance objectives and breakup provisions. The contractual relationship with 3M has, however, produced less than anticipated results in international markets. International sales for the Company dropped to approximately $1.8 million for 1998, compared to approximately $6.4 million for 1997. The decrease in international sales can be attributed in substantial part to the high inventory levels of nasal strips maintained by 3M and disappointing marketing results in the international sector. The Company is optimistic about the demand for nasal strips outside the United States and believes that international markets require an increased level of advertising and promotion to reach their potential. The Company is currently in the process of attempting to alter its distribution agreement with 3M in order to enable the Company to take a more active role in the sale, marketing and distribution of its products in international markets.

         In 1995, the Company executed a distribution agreement with LOCIN Industries, a Canadian dental floss company, to establish distribution of the Breathe Right nasal strip in the Canadian market. LOCIN purchases nasal strips from the Company in bulk, does its own packaging and distributes the product in Canada.

NEW PRODUCTS

         The Company is committed to the expansion of its product base through the acquisition and development of unique health care products and technologies that have good market potential. As a result of the Company's established distribution channels and highly visible success with the Breathe Right nasal strip, the Company is approached by individuals and smaller companies to explore the possibility of partnering with the Company to manufacture and market new product ideas. In addition, the Company restructured its management organization during 1998 and formed a New Business Evaluation Team. See "Management." The New Business Evaluation Team is responsible for identifying and evaluating new products, inventions and other business opportunities that will enable the Company to achieve its long-term growth and profit objectives. The Company routinely evaluates the merit of product concepts and, from time to time, may acquire or license the rights to products which it believes could successfully be sold through the Company's established distribution channels.

         The Company has entered into contractual arrangements for several products which are in various stages of evaluation, testing and development prior to potential market launch. The Company is currently evaluating a unique, chewable dietary fiber tablet and is in the final phase of market research which will determine the feasibility and scope of a product launch. Most, if not all, of these products are regulated to varying degrees by the FDA and some will require extensive clinical studies and regulatory approvals prior to marketing and sale. There can be no assurance that any required regulatory approvals will be obtained or that the Company will market or sell any of these products.

MANUFACTURING AND OPERATIONS

         The Company currently subcontracts with multiple manufacturers to produce the Breathe Right nasal strip, the Breathe Right saline nasal spray and the Breathe Right allergen barrier pillow cover. The Company does no in-house product production itself. These contract manufacturers are capable of providing full turnkey service and shipping product to the Company that is completely packaged ready to be sold to retailers or providing semi-finished goods to the Company that require final packaging. With respect to the Breathe Right nasal strip, the Company has the ability to wrap individual strips in the paper sleeve in-house and subcontracts the final packaging out to qualified packaging subcontractors.

         Each of the manufacturers builds the product to the Company's specifications using materials specified by the Company and, for the major nasal strip materials, places orders against a supply agreement negotiated by the Company with the material manufacturer. The contract manufacturers have all entered into confidentiality agreements with the Company to protect the Company's intellectual property rights. Company quality control and operations personnel periodically visit the contract manufacturers in order to observe processes and procedures. Finished goods are inspected at the Company to ensure that they meet quality requirements. The Company inspects its contract manufacturers on a regular basis and is not aware of any material violation of FDA Good Manufacturing Practice Standards. The Company works closely with its material vendors and contract manufacturers to reduce scrap and waste, improve efficiency, and improve yields to reduce the manufacturing costs of the product. The Company has received certification that it has established and maintains a quality system which meets the requirements of ISO 9002/EN 46002.

         To ensure consistent quality and favorable pricing, the Company has entered into a multi-year material supply agreement with 3M for the major components of the Breathe Right nasal strip. Although similar materials are currently available from other suppliers, the Company believes that 3M's materials are of superior quality. Although the Company believes that this relationship will not be disrupted or terminated, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost effective manner could adversely affect the Company's operations until new sources of these components become available, if at all. In addition, while the Company does not expect 3M to do so, 3M has the right to discontinue its production or sale of these products at any time upon 90 days' notice to the Company.

COMPETITION

         The Company believes that the market for decongestant products is highly competitive while there is currently somewhat less competition in the market for products aimed at the reduction or elimination of snoring. The Company's competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products, other nasal sprays and external nasal dilators while competition in the snoring remedies market also consists primarily of internal nasal dilators, throat sprays and herbs. Although the Company is currently the leading manufacturer of external nasal dilation products, Schering Plough Corp. entered the market in the fourth quarter of 1998 with an external nasal dilation device. Many of the companies that compete with the Breathe Right nasal strip and other Breathe Right products, including Schering Plough, have significantly greater financial and operating resources than the Company. The Company has developed and implemented marketing strategies aimed at minimizing the impact of competitive products.

         The patents licensed by the Company on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products similar to the Breathe Right nasal strip in the United States.

The Company intends to aggressively enforce the patents that it has licensed covering the Breathe Right nasal strip and has engaged in significant litigation to protect its patent rights. In particular, the Company was engaged in patent litigation with Acutek Adhesive Specialties, Inc. ("Acutek") which was settled by the parties in 1998. See "Patents, Trademarks and Proprietary Rights" below. As a result of the settlement of that litigation, the Company retained all of its patent rights on the Breathe Right nasal strip product. The settlement also allows Acutek's licensee, Schering Plough Corp., to market a competitive external nasal dilation device meeting certain design restrictions. The Company has maintained a substantial majority of the market share in the category of external nasal dilation products. It is, however, too early to determine whether the introduction of a competitive nasal strip product will have a significant impact on the Company.

         There can be no assurance that potential competitors will not be able to develop nasal dilation products which circumvent the Company's patents. In addition, external nasal dilator products compete in the consumer markets with decongestant and sinus relief products and snoring remedies in international markets where the Company does not yet have patent protection on the Breathe Right nasal strip.

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

         FDA regulations classify medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices, usually invasive, for which pre-market approval (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness. The Breathe Right nasal strip has been classified as a Class I device.

         Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application ("PMA"). A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) approvals to market the Breathe Right nasal strip as a device that can (i) temporarily relieve the symptoms of nasal congestion and stuffy nose, (ii) eliminate or reduce snoring, (iii) improve nasal breathing by reducing nasal airflow resistance, and (iv) temporarily relieve breathing difficulties due to a deviated nasal septum.

         The Company's proposed dietary fiber product is considered to be a dietary supplement and is regulated under the Federal Food, Drug, and Cosmetic Act (the Act) as amended by the Dietary Supplement Health and Education Act "DSHEA" of 1994, and under the Fair Packaging and Labeling Act. There is generally no requirement that a firm obtain a license or approval from FDA before marketing dietary supplements in the United States. The FDA is developing implementing regulations for certain provisions of the DSHEA which will be published as final rules in the Federal Register.

         Sales of the Company's products outside the United States are subject to regulatory requirements governing human clinical trials and marketing approval for drugs, and such requirements vary widely from country to country. Under its current agreement with the Company, which is as noted above under "International Distribution" is currently in the process of being renegotiated, 3M is responsible for obtaining all necessary regulatory approvals outside the United States for Breathe Right nasal strips. The Company believes that it has provided 3M with the necessary documentation to enable 3M to obtain the "CE" mark, an international symbol of quality and compliance with applicable European medical device directives, and 3M is affixing the CE mark on the Company's products in Europe.

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

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         The Company entered into a license agreement in 1992 (the "License Agreement") pursuant to which the Company acquired from the licensor (the "Licensor") the exclusive rights to manufacture and sell the Breathe Right nasal strip. Specifically, the Company has the exclusive right pursuant to the License Agreement to manufacture, sell and otherwise practice any invention, including the Breathe Right nasal strip, claimed in the Licensor's patent applications related thereto and all patents issued in any country which correspond to those applications. The Company is obligated to pay royalties to the Licensor based on sales of the Breathe Right nasal strip including certain minimum royalty amounts in order to maintain its exclusivity. The Company is also responsible for all costs and expenses incurred in obtaining and maintaining patents related to the Breathe Right nasal strip.

         The Licensor has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. Six of these patent applications have resulted in issued patents, including one with claims that cover the single-body construction of the Breathe Right nasal strip. The Licensor also has one patent application which is currently pending. In addition, the Licensor has obtained patent protection on the Breathe Right nasal strip in three foreign countries and has various applications pending which seek further patent protection in these and a number of additional countries.

         There can be no assurance that the patents on the Breathe Right nasal strip, or any additional patents issued, if any, will effectively foreclose the development of competitive products or that the Company will have sufficient resources to pursue enforcement of any patents issued. The Company does, however, intend to aggressively enforce the patents covering the Breathe Right nasal strip. In order to enforce any patents issued covering the Breathe Right nasal strip, the Company may have to engage in litigation, which may result in substantial cost to the Company and counterclaims against the Company. Any adverse outcome of such litigation could have a negative impact on the Company's business.

         The Company believes that its licensed patents on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products in the United States. The Company has engaged in significant litigation to enforce its patent rights and in response to claims that it has infringed the patents of others. In particular, the Company was engaged in patent litigation during 1998 with Acutek Adhesive Specialities, Inc., which notified the Company that it, or one of its affiliates, will make or sell a nasal dilation device in the United States and certain other markets. On July 13, 1998, the Company announced that it had settled all claims in that litigation which resulted in the dismissal of the legal proceedings. As a result of the settlement of that litigation, the Company retained all of its rights under the patents covering the Breathe Right nasal strip product. Although the Company believes that its licensed patents provide significant proprietary protection, Acutek's licensee, Schering Plough, has developed and, after the settlement, is able to market a competitive nasal dilation device meeting certain design restrictions. See "Competition."

         The Company has registered its Breathe Right trademark in the United States and in several foreign countries and is seeking further registration of that trademark and other trademarks. The Company believes its trademarks are important as protection for the Company's image in the marketplace and advertising, and intends to take such steps as are necessary to protect these trademarks.

         There can be no assurance that the Company's technology will not be challenged on the grounds that its products infringe on patents, copyrights or other proprietary information owned or claimed by others, or that others will not successfully utilize part or all of the Company's technology without compensation to the Company. Nor can there be any assurance that others will not attempt to challenge the validity or enforceability of the Company's licensed patents on the basis of prior art or introduce a nasal dilation product different from that of the Company. In addition to seeking patent protection for its products, the Company also intends to protect its proprietary technologies and proprietary information as trade secrets.

EMPLOYEES

         At March 3, 1999, the Company had 62 full-time and 4 part-time employees, of whom 18 were engaged in operations, 22 in general administration, 24 in marketing and sales and 2 in product development. There are no unions representing Company employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages of the Company's Executive Officers together with all positions and offices held with the Company by such Executive Officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified.

       Name and Age                              Office
       ------------                              ------

Daniel E. Cohen (46)        Chairman of the Board, Chief Executive Officer and
                            Director

Marti Morfitt (41)          President, Chief Operating Officer and Director

M. W. Anderson, Ph.D (48)   Vice President of Product Development and Regulatory
                            Affairs

Douglas G. Austin (44)      Vice President of Operations

David J. Byrd (45)          Vice President of Finance, Chief Financial Officer
                            and Treasurer

Kirk P. Hodgdon (39)        Vice President of Breathe Right Brand

John J. Keppeler (37)       Vice President of Sales

Teri P. Osgood (35)         Vice President of New Business Commercialization

Carol J. Watzke (51)        Vice President of Consumer Strategy

         DANIEL E. COHEN has served as the Company's Chairman of the Board since 1993, its Chief Executive Officer since 1989 and a director since 1982. He also served as the Company's Treasurer from 1982 to March 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

         MARTI MORFITT has served as the Company's President and Chief Operating Officer and a director since March 1998. From September 1982 through February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to February 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

         M. W. ANDERSON, PH.D has served as the Company's Vice President of Product Development and Regulatory Affairs since 1998,Vice President of Clinical and Regulatory Affairs from 1994 to 1998, and Vice President of Research and Development from 1990 to 1994. He has served in various other capacities since joining the Company in 1984, including Director of Applications Research and Director of Research and Development. Prior to joining the Company in 1984, Dr. Anderson was an Assistant Professor at the University of Minnesota's College of Pharmacy.

         DOUGLAS G. AUSTIN has served as the Company's Vice President of Operations since December 1998. Prior to joining the Company, Mr. Austin served as: Executive Vice President and Vice President of Operations for Ergotron, Inc., a manufacturer of computer mounting solutions, from February 1996 to December 1998; Director of Logistics and Purchasing for Wilsons - The Leather Experts, a specialty retailer of leather garments and accessories, from March 1993 to February 1996; and Director of System Stores and General Purchasing of Northwest Airlines, Inc. from June 1976 to October 1992.

         DAVID J. BYRD has served as the Company's Vice President of Finance and Chief Financial Officer since February 1996 and its Treasurer since March 1999. Prior to joining the Company, Mr. Byrd was Chief Financial

Officer and Treasurer of Medisys, Inc., a health care services company, since 1991. From 1975 to 1991, Mr. Byrd was employed by Coopers & Lybrand, where he was a partner from 1986 to 1991. Mr. Byrd is a certified public accountant.

         KIRK P. HODGDON has served as the Company's Vice President of the Breathe Right Brand since 1998 and as the Company's Vice President of Marketing from 1994 to 1998. Prior to joining the Company, Mr. Hodgdon served as: Vice President-Management Supervisor at Gage Marketing Communications, a marketing services company, from 1993 to 1994; Vice President - Account Supervisor at U.S. Communications, a marketing agency, from 1989 to 1993; and Marketing Manager at Land O'Lakes, Inc., a consumer foods cooperative, from 1988 to 1989.

         JOHN J. KEPPELER has served as the Company's Vice President of Sales since July 1998. From November 1986 to June 1998, Mr. Keppeler served in a series of sales and marketing positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Director of Category & Customer Development for the Green Giant and Progresso Business.

         TERI P. OSGOOD has served as the Company's Vice President of New Business Commercialization since August 1998. From August 1990 to July 1998, Ms. Osgood served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to July 1998 as Business Team Leader for Old El Paso, and from October 1995 to May 1997 as Business Team Leader for Pizza Snacks. Prior to joining Pillsbury, Ms. Osgood was employed in marketing by the Kimberly Clark Corp., from 1988 to 1990.

         CAROL J. WATZKE has served as the Company's Vice President of Consumer Strategy since July 1998. Prior to joining the Company, Ms. Watzke served in a series of positions of increasing responsibility since 1974 with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Consumer Insights Director from May 1997 to July 1998 and as Market Research Director, Green Giant Brands, from 1994 to 1997.

ITEM 2.  PROPERTIES

         The Company leases approximately 80,000 square feet of office, manufacturing and warehouse space in Bloomington, Minnesota. The lease expires in December 2000. The Company also leases approximately 19,000 square feet of warehouse space on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information as to the principal market on which the Company's Common Stock is traded and market price information for the Common Stock of the Company is incorporated herein by reference from page 20 of the 1998 Annual Report to Stockholders (the "1998 Annual Report"). On March 3, 1999, the last sale price of the Common Stock as reported on the Nasdaq National Market was $3.094 per share. As of March 3, 1999, there were approximately 800 owners of record of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial information is presented on page 1 of the Company's 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 8 through 12 of the Company's 1998 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company has investment guidelines which limit the types of securities in which it may invest as well as the length of maturities. No investment may exceed 36 months in maturity and the weighted average life of the portfolio may not exceed 18 months.

         The table below provides information about the Company's cash and cash equivalents and marketable securities as of December 31, 1998:

                                                  (In thousands)

                                               Cost         Fair Value
                                               ----         ----------

                  Due within one year        $22,277          $22,387

                  Due after one year
                     through two years        22,599           22,763

                  Due after two years
                     through three years      15,099           15,232
                                             -------         --------
                                             $59,975          $60,382
                                             =======          =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Balance Sheets of the Company as of December 31, 1997 and 1998, and the related Statements of Income, Stockholders' Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31, 1998, the Notes to the Financial Statements and the Report of KPMG Peat Marwick LLP, independent auditors, are contained in the Company's 1998 Annual Report on pages 13 through 20 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information required under this Item with respect to directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 (the "1999 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

         Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this item is contained in the section entitled "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the section entitled "Security Ownership of Principal Stockholders and Management" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

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

a.       Documents filed as part of this Report:

         1.       Financial Statements. See Item 8, Financial Statements.

         2.       Financial Statement Schedules. Not Applicable.

         3. Exhibits. See "Exhibit Index" on the page following the Signature Page.

b. Reports on Form 8-K. The Company did not file a report on Form 8-K during the fourth quarter ended December 31, 1998.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNS, INC.
                                       ("Registrant")


Dated: March 22, 1999                  By /s/ Daniel E. Cohen
                                          --------------------------------------
                                          Daniel E. Cohen
                                          Chairman of the Board, Chief Executive
                                           Officer and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 22, 1999 on behalf of the Registrant in the capacities indicated.

                               (Power of Attorney)

           Each person whose signature appears below constitutes and appoints DANIEL E. COHEN and PATRICK DELANEY as his or her true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


/s/ Daniel E. Cohen
--------------------------------
Daniel E. Cohen
Chairman of the Board, Chief Executive Officer
and Director
(Principal Executive Officer)


/s/ Marti Morfitt
--------------------------------
Marti Morfitt
President, Chief Operating Officer and Director


/s/ David J. Byrd
--------------------------------
David J. Byrd
Vice President of Finance, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Patrick Delaney
--------------------------------
Patrick Delaney
Director


/s/ R. Hunt Greene
--------------------------------
R. Hunt Greene
Director


/s/ Andrew J. Greenshields
--------------------------------
Andrew J. Greenshields
Director


/s/ Richard W. Perkins
--------------------------------
Richard W. Perkins
Director

                                    CNS, INC.
                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

3.1 Company's Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

3.2               Company's Amended and Restated By-Laws.

10.1* CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2* CNS, Inc. 1989 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-29454).

10.3*             CNS, Inc. 1990 Stock Plan (incorporated by reference to
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.4 License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the 1992 Form S-2).

10.5* CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

10.6 Distribution Agreement dated August 2, 1995 between the Company and Minnesota Mining and Manufacturing Company ("3M") (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"))

10.7 Supply Agreement dated May 17, 1995 between the Company and Minnesota Mining and Manufacturing Company ("3M") (incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K).

10.8 License Agreement dated May 9, 1997 between the Company and Cigone, Enterprises, SmokeBusters of Texas, Inc. and Odor Pros, Inc. (incorporated by reference to Exhibit 10.9 to the 1997 Form 10-K)

10.9* Employment Agreement between the Company and Daniel E. Cohen dated February 12, 1999.

10.10* Employment Agreement between the Company and Marti Morfitt dated February 12, 1999.

10.11* Employment Agreement between the Company and Kirk P. Hodgdon dated February 12, 1999.

10.12* Employment Agreement between the Company and David J. Byrd dated February 12, 1999.

10.13* Employment Agreement between the Company and John J. Keppeler dated February 12, 1999.

10.14* Employment Agreement between the Company and Teri P. Osgood dated February 12, 1999.

10.15* Employment Agreement between the Company and Carol J. Watzke dated February 12, 1999.

10.16* Employment Agreement between the Company and Douglas G. Austin dated February 12, 1999.

10.17* Employment Agreement between the Company and M. W. Anderson dated February 12, 1999.

13.1              Selected information from Company's 1998 Annual Report to
                  Stockholders.

21.1              Subsidiaries of the Company.

23.1              Consent of KPMG Peat Marwick LLP.

24.1              Powers of Attorney (included on the signature page hereof).

27.1              Financial Data Schedule.

----------------------------------
*Indicates Compensatory Agreement