Form 10-Q
period 1999-03-31
CNS INC /DE/
filed 1999-05-12
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Period Ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Transition Period from ________ to ________


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


                           YES ____X____ NO _________


At April 30, 1999, 15,595,481 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

                                         CNS, INC.
                                 CONDENSED BALANCE SHEETS

                                                                       March 31,      December 31,
                                                                         1999             1998
                                                                     ------------     ------------
                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                        $  1,210,155     $    584,718
     Marketable securities                                             54,020,973       59,796,952
     Accounts receivable, net                                           6,418,640        7,790,952
     Inventories                                                        7,332,325        8,823,193
     Prepaid expenses and other current assets                          3,255,468        2,794,558
     Deferred income taxes                                              1,486,000        1,332,000
                                                                     ------------     ------------
          Total current assets                                         73,723,561       81,122,373
Property and equipment, net                                             2,265,956        2,406,488
Product rights, net                                                     1,359,246        1,434,566
                                                                     ------------     ------------
                                                                     $ 77,348,763     $ 84,963,427
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                              7,640,571        8,412,649
     Accrued income taxes                                                       0          684,937
                                                                     ------------     ------------
          Total current liabilities                                     7,640,571        9,097,586
                                                                     ------------     ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                            0                0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares                       192,946          192,946
     Additional paid-in capital                                        61,886,730       61,932,529
    Treasury shares - at cost; 3,512,089 at March 31, 1999 and
        2,692,144 at December 31, 1998                                (17,562,069)     (14,670,128)
     Retained earnings                                                 25,190,585       28,157,494
     Accumulated other comprehensive income                                     0          253,000
                                                                     ------------     ------------
          Total stockholders' equity                                   69,708,192       75,865,841
                                                                     ------------     ------------
                                                                     $ 77,348,763     $ 84,963,427
                                                                     ============     ============


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                        -----------------------------
                                                             1999             1998
                                                        ------------     ------------
Net sales                                               $ 11,934,437     $ 14,480,981
Cost of goods sold                                         4,688,341        4,469,465
                                                        ------------     ------------
     Gross profit                                          7,246,096       10,011,516
                                                        ------------     ------------
Operating expenses:
     Marketing and selling                                11,407,965        9,677,227
     General and administrative                              802,904        1,064,005
     Product development                                   1,000,782          394,896
                                                        ------------     ------------
          Total operating expenses                        13,211,651       11,136,128
                                                        ------------     ------------
          Operating loss                                  (5,965,555)      (1,124,612)

Investment income                                            898,646          689,900
                                                        ------------     ------------
     Loss before income taxes                             (5,066,909)        (434,712)
Income tax benefit                                         2,100,000          450,000
                                                        ------------     ------------
     Net income (loss)                                  $ (2,966,909)    $     15,288
                                                        ============     ============

Basic and diluted net income (loss) per share           $       (.18)    $        .00
                                                        ============     ============

Weighted average number of common shares outstanding      16,417,000       18,374,000
                                                        ============     ============

Weighted average number of common and
     assumed conversion shares outstanding                16,417,000       18,752,000
                                                        ============     ============


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
Operating activities:
     Net income (loss)                                       $ (2,966,909)   $     15,288
     Adjustments to reconcile net income (loss) to
              net cash from operating activities:
         Depreciation and amortization                            261,870         158,482
         Changes in operating assets and liabilities:
            Accounts receivable                                 1,372,312       5,592,804
            Inventories                                         1,490,869       1,092,986
            Prepaid expenses and other current assets            (460,910)      2,291,064
            Accounts payable and accrued expenses              (1,457,015)     (4,738,284)
                                                             ------------    ------------
                 Net cash from operating activities            (1,759,783)      4,412,340
                                                             ------------    ------------
Investing activities:
     Net change in marketable securities                        5,368,979        (906,029)
     Payments for purchases of property and equipment             (45,903)       (512,927)
     Payments for product rights                                     (115)           (132)
                                                             ------------    ------------
                 Net cash from investing activities             5,322,961      (1,419,088)
                                                             ------------    ------------
Financing activities:
     Proceeds from the exercise of stock options                        0          78,750
     Purchase of treasury shares                               (2,937,741)              0
                                                             ------------    ------------
                  Net cash from financing activities           (2,937,741)         78,750
                                                             ------------    ------------
                  Net change in cash and cash equivalents         625,437       3,072,002
Cash and cash equivalents:
     Beginning of period                                          584,718         229,647
                                                             ------------    ------------
     End of period                                           $  1,210,155    $  3,301,649
                                                             ============    ============


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1998, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows:

                                                       Three Months Ended
                                                            March 31,
                                               --------------------------------
                                                     1999              1998
                                               --------------------------------

        Average common shares outstanding         16,417,000        18,374,000
        Assumed conversion of stock options                0           378,000
                                               --------------------------------
        Average common and assumed
             conversion shares                    16,417,000        18,752,000
                                               --------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription disposable device that can reduce or eliminate snoring by improving nasal breathing and temporarily relieve nasal congestion and breathing difficulties due to a deviated nasal septum. The Company also has new consumer products in evaluation, testing and development.

Results of Operations

Net sales were $11.9 million for the first quarter of 1999 compared to $14.5 million for the same quarter of 1998. Domestic sales decreased to $11.8 million for the first quarter of 1999 compared to $13.4 million for the same quarter of 1998. The decrease was primarily a result of a decision to refrain from advertising during the fourth quarter of 1998 and delay advertising until the middle of January 1999, and the entry of a competitor into the nasal strip market in the fourth quarter of 1998. We were successful in holding a market share of approximately 85% and limiting our domestic sales decline to only 12%.

As expected, international sales for the first quarter of 1999 were below last year. International sales were $123,000 compared to $1.1 million for the same quarter of 1998. The lower level of international sales for 1999 reflects continued high inventory levels at and inadequate performance by the Company's international distributor.

Gross profit was $7.2 million for the first quarter of 1999 compared to $10.0 million for the same quarter of 1998. Gross profit as a percentage of net sales was 60.7% for the first quarter of 1999 compared to 69.1% for the same quarter of 1998 and 63.1% in the prior quarter. The lower gross profit resulted primarily from the inclusion of free Breathe Right nasal strips in packages during the quarter and costs to rework product into new packaging. Margins should continue at the lower level next quarter as we complete rework of product packaging. Margins should improve during the second half of this year.

Marketing and selling expenses were $11.4 million for the first quarter of 1999 compared to $9.7 million for the same quarter of 1998. This increase resulted primarily from spending on a strong competitive defense for nasal strips and testing of advertising and promotion support for saline nasal spray and allergen barrier pillow covers.

General and administrative expenses were $803,000 for the first quarter of 1999 compared to $1.1 million for the same quarter of 1998. This decrease resulted primarily from prior year costs associated with the change of the Company's president.

Product development expenses were $1.0 million for the first quarter of 1999 compared to $395,000 for the same quarter of 1998. This increase resulted from costs related to evaluation and testing of potential new products, including a chewable dietary fiber product.

Operating loss for the first quarter of 1999 was $6.0 million compared to $1.1 million for the same quarter of 1998. This increase was due primarily to lower sales in the first quarter of 1999 and increased marketing and selling expenses.

Investment income was $898,000 for the first quarter of 1999 compared to $690,000 for the same quarter of 1998. The increase was primarily from net gains on the sale of marketable securities resulting from the repositioning of the investment portfolio to taxable investments

Income tax benefit for the first quarter of 1999 was $2.1 million compared to $450,000 for the same quarter of 1998. A high level of tax-exempt interest income reduced the effective income tax rate.

Seasonality

The Company believes that approximately 50 percent of Breathe Right nasal strip users currently use the product for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold season.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash, cash equivalents and marketable securities of $55.2 million and working capital of $66.1 million.

The Company used cash from operations of $1.8 million for the first quarter of 1999 compared with cash provided of $4.4 million for the same quarter of 1998. The use of cash in 1999 was primarily a result of the net loss offset by a decrease in operating assets and liabilities.

The Company had net sales of $5.4 million of marketable securities and purchased $46,000 of property and equipment in the first quarter of 1999.

The Company repurchased 825,400 shares of common stock for $2.9 million in the first quarter of 1999. A total of 517,000 shares of common stock remain to be purchased under the most recent Board of Directors authorization. The shares of common stock are available to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Year 2000

The Company is evaluating the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company has established a Year 2000 team, and this team has worked with management to take the following steps: (i) implement a

Year 2000 assessment and testing plan for all internal information systems and other systems that contain microcontrollers that may be affected by the Year 2000 date change; (ii) communicate with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; and (iii) perform contingency and disaster recovery planning to ensure Year 2000 problem resolution.

The Company has identified and tested the systems it believes are critical, and the test results indicate that these systems are Year 2000 compliant. The Company expects to complete testing and establish compliance with respect to all of its systems and products by June 30, 1999, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

The Company estimates that its direct costs for Year 2000 compliance will consist primarily of costs related to the staff time devoted to Year 2000 compliance. The Company does not expect that material capital expenditures will be necessary related to Year 2000 compliance. Costs and capital expenditures in these areas have not been material for historical periods.

As noted below under "Forward-Looking Statements," statements in this section that are not historical or current facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding the timetable for Year 2000 compliance, the Company's costs and capital expenditures, the success of the Company's efforts and efforts of others to achieve compliance, and the effects of the Year 2000 issue on the Company's future financial condition and results of operations. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The following important factors, among others, could affect the accuracy of these statements: (i) the inherent uncertainty of the costs and timing of achieving compliance on the wide variety of systems used by the Company; (ii) the reliance on the efforts of vendors, customers, government agencies and other third parties to achieve adequate compliance and avoid disruption of the Company's business in early 2000; and
(iii) the uncertainty of the ultimate costs and consequences of any unanticipated disruption in the Company's business resulting from the failure of one of the Company's applications or of a third party's systems. The foregoing list is not exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Forward Looking Statements

Certain statements in this Form 10-Q do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate,"

"estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to the following factors: (i) the Company's revenue and profitability is primarily reliant on sales of a single product, Breathe Right nasal strips; (ii) the Company's success will depend on its ability to effectively market Breathe Right nasal strips and on the fact that it was the first entrant into the nasal dilation market; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation; (iv) the Company operates in a highly competitive market where recent and potential market entrants pose greater competitive challenges than those faced by the Company in the past; (v) the Company has faced and will continue to face challenges in successfully introducing new products; (vi) the Company is currently dependent upon 3M for the international distribution of its products under a contractual relationship which has produced less than anticipated results and which the Company expects to modify or replace; and (vii) the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Market Risk Management

The Company's market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company's risk to interest rate fluctuations has not materially changed since December 31, 1998. See Item 7A of the Company's Annual Report on Form 10K for the year ended December 31, 1998.

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




                                                       CNS, Inc.
                                          --------------------------------------
                                                      Registrant





Date:       May 12, 1999                  By:     /s/  Marti Morfitt
      ------------------------                ----------------------------------
                                          Marti Morfitt
                                          President & Chief Operating Officer





Date:       May 12, 1999                  By:     /s/  David J. Byrd
      ------------------------                ----------------------------------
                                          David J. Byrd
                                          Vice President of Finance, Chief
                                          Financial Officer and Treasurer