Form 10-Q
period 1999-06-30
CNS INC /DE/
filed 1999-08-09
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the Period Ended June 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the Transition Period from __________ to _________


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


                            YES __X__      NO _____


At July 30, 1999, 15,271,122 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    CNS, INC.
                            CONDENSED BALANCE SHEETS

                                                                         June 30,         December 31,
                                                                           1999               1998
                                                                       ------------       ------------
ASSETS                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                         $    918,497       $    584,718
     Marketable securities                                               53,455,358         59,796,952
     Accounts receivable, net                                             3,638,167          7,790,952
     Inventories                                                          7,318,753          8,823,193
     Prepaid expenses and other current assets                            3,560,917          2,794,558
     Deferred income taxes                                                1,571,000          1,332,000
                                                                       ------------       ------------
          Total current assets                                           70,462,692         81,122,373
Property and equipment, net                                               2,248,173          2,406,488
Product rights, net                                                       1,284,914          1,434,566
                                                                       ------------       ------------
                                                                       $ 73,995,779       $ 84,963,427
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                6,434,568          8,412,649
     Accrued income taxes                                                         0            684,937
                                                                       ------------       ------------
          Total current liabilities                                       6,434,568          9,097,586
                                                                       ------------       ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
        none issued or outstanding                                                0                  0
     Common stock - $.01 par value; authorized 50,000,000 shares;
        issued and outstanding, 19,294,570 shares                           192,946            192,946
     Additional paid-in capital                                          61,965,701         61,932,529
     Treasury shares - at cost; 3,984,948 at June 30, 1999 and
        2,692,144 at December 31, 1998                                  (19,123,796)       (14,670,128)
     Retained earnings                                                   24,666,360         28,157,494
     Accumulated other comprehensive income (loss)                         (140,000)           253,000
                                                                       ------------       ------------
          Total stockholders' equity                                     67,561,211         75,865,841
                                                                       ------------       ------------
                                                                       $ 73,995,779       $ 84,963,427
                                                                       ============       ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended                     Six Months Ended
                                                             June 30,                             June 30,
                                                -------------------------------       -------------------------------
                                                    1999               1998               1999               1998
                                                ------------       ------------       ------------       ------------
Net sales                                       $  8,184,611       $ 11,957,301       $ 20,119,048       $ 26,438,282
Cost of goods sold                                 3,629,295          4,453,618          8,317,636          8,923,084
                                                ------------       ------------       ------------       ------------
     Gross profit                                  4,555,316          7,503,683         11,801,412         17,515,198
                                                ------------       ------------       ------------       ------------
Operating expenses:
     Marketing and selling                         4,360,526          5,580,732         15,766,465         15,274,522
     General and administrative                      779,387          1,167,053          1,604,292          2,214,495
     Product development                             888,059            589,501          1,868,867            984,397
                                                ------------       ------------       ------------       ------------
          Total operating expenses                 6,027,972          7,337,286         19,239,624         18,473,414
                                                ------------       ------------       ------------       ------------
          Operating income (loss)                 (1,472,656)           166,397         (7,438,212)          (958,216)
Investment income                                    698,431            729,491          1,597,078          1,419,390
                                                ------------       ------------       ------------       ------------
     Income (loss) before income taxes              (774,225)           895,888         (5,841,134)           461,174
Income tax (provision) benefit                       250,000            (80,000)         2,350,000            370,000
                                                ------------       ------------       ------------       ------------
     Net income (loss)                          $   (524,225)      $    815,888       $ (3,491,134)      $    831,174
                                                ============       ============       ============       ============

Basic net income (loss) per share               $       (.03)      $        .04       $       (.22)      $        .05
                                                ============       ============       ============       ============
Diluted net income (loss) per share             $       (.03)      $        .04       $       (.22)      $        .04
                                                ============       ============       ============       ============

Weighted average number of common
     shares outstanding                           15,570,000         18,445,000         15,991,000         18,419,000
                                                ============       ============       ============       ============
Weighted average number of common and
     assumed conversion shares outstanding        15,570,000         18,608,000         15,991,000         18,632,000
                                                ============       ============       ============       ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 -----------------------------
                                                                     1999              1998
                                                                 -----------       -----------
Operating activities:
     Net income (loss)                                           $(3,491,134)      $   831,174
     Adjustments to reconcile net income (loss) to net cash
           from operating activities:
         Depreciation and amortization                               516,196           374,159
         Changes in operating assets and liabilities:
            Accounts receivable                                    4,152,785         4,848,987
            Inventories                                            1,504,440         2,076,449
            Prepaid expenses and other current assets                990,186           240,921
            Accounts payable and accrued expenses                 (4,309,564)       (1,333,787)
                                                                 -----------       -----------
                 Net cash from operating activities                 (637,091)        7,037,903
                                                                 -----------       -----------
Investing activities:
     Change in marketable securities                               5,709,595          (995,776)
     Payments for purchases of property and equipment               (208,113)         (792,231)
     Payments for product rights                                        (115)         (118,744)
     Change in certificate of deposit, restricted                          0           359,898
                                                                 -----------       -----------
                 Net cash from investing activities                5,501,367        (1,546,853)
                                                                 -----------       -----------
Financing activities:
     Proceeds from issuance of common stock
        under Employee Stock Purchase Plan                            16,332             6,946
     Proceeds from the exercise of stock options                           0           198,188
     Purchase of treasury shares                                  (4,546,829)                0
                                                                 -----------       -----------
                  Net cash from financing activities              (4,530,497)          205,134
                                                                 -----------       -----------
                  Net change in cash and cash equivalents            333,779         5,696,184
Cash and cash equivalents:
     Beginning of period                                             584,718           229,647
                                                                 -----------       -----------
     End of period                                               $   918,497       $ 5,925,831
                                                                 ===========       ===========

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


The accompanying condensed financial statements as of June 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1998, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Comprehensive Income (Loss)

A reconcilitaion of total comprehensive income (loss) is as follows:

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                         ----------------------------------------------------------
                                             1999            1998            1999           1998
                                         ----------------------------------------------------------
Net income (loss)                        ($ 524,225)     $  815,888      ($3,491,134)    $  831,174
Unrealized loss on marketable
    Securities net of income tax           (140,000)              0         (140,000)             0
                                         ----------      ----------      -----------     ----------
Total comprehensive income (loss)        ($ 664,225)     $  815,888      ($3,631,134)    $  831,174
                                         ----------      ----------      -----------     ----------

Note 3 - Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows:

                                             Three Months Ended               Six Months Ended
                                                  June 30,                         June 30,
                                         ----------------------------------------------------------
                                            1999            1998            1999            1998
                                         ----------------------------------------------------------
Average common shares outstanding        15,570,000      18,445,000      15,991,000      18,419,000
Assumed conversion of stock options               0         163,000               0         213,000
                                         ----------------------------------------------------------
Average common and assumed
    Conversion shares                    15,570,000      18,608,000      15,991,000      18,632,000
                                         ----------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company also has new consumer products in various stages of evaluation, testing and development.

Results of Operations

Net sales were $8.2 million for the second quarter of 1999 compared to $12.0 million for the same quarter of 1998 and were $20.1 million for the first six months of 1999 compared to $26.4 million for the same period of 1998.

Domestic sales declined to $8.0 million from $11.8 million in the second quarter of 1998 and for the first six months of 1999 were $19.8 million compared to $25.1 million for the same period of 1998. Slower sales this year reflect both a lower level of advertising during the previous cough/cold season and the presence of competition. Retail sell-through for the entire nasal strip category declined, but the Breathe Right brand continued to increase its market share. We believe retailers also managed down their inventory levels to handle the introduction of our new packaging. This, along with reserves for anticipated returns of product in the old packaging, significantly reduced our reported sales for the second quarter of 1999.

International sales were $191,000 for the second quarter of 1999 compared to $168,000 for the same quarter of 1998 and were $314,000 for the first six months of 1999 compared to $1.3 million for the same period of 1998. The lower level of international sales for 1999 is attributable in large part to continued high inventory levels at and disappointing marketing results by the Company's international distributor.

Gross profit was $4.6 million or 55.7% of net sales for the second quarter of 1999 compared to $7.5 million or 62.8% for the same quarter of 1998 and was $11.8 million or 58.7% for the first six months of 1999 compared to $17.5 million or 66.2% for the same period of 1998. The lower gross profit percentage was primarily due to costs for the transition to new product packaging. Without the impact of the packaging change, gross profit would have been approximately 65% for the second quarter and 64% for the first six months.

Marketing and selling expenses were $4.4 million for the second quarter of 1999 compared to $5.6 million for the same quarter of 1998 and were $15.8 million for the first six months of 1999 compared to $15.3 million for the same period in 1998. The decrease for the second quarter resulted primarily from limited spending during the quarter and expenses associated with the market testing of a new product in 1998.

General and administrative expenses were $779,000 for the second quarter of 1999 compared to $1.2 million for the same quarter of 1998 and were $1.6 million for the first six months of 1999 compared to $2.2 million for the same period in 1998. This decrease was primarily due to 1998 expenses associated with patent litigation that has been settled and to personnel costs.

Product development expenses were $888,000 for the second quarter of 1999 compared to $590,000 for the same quarter of 1998 and were $1.9 million for the first six months of 1999 comparable to $984,000 for the same period in 1998. This increase resulted from costs related to evaluation and testing of potential new products.

Investment income was $698,000 for the second quarter of 1999 comparable to $729,000 for the same quarter of 1998 and was $1.6 million for the first six months of 1999 comparable to $1.4 million for the same period in 1998.

Income tax (provision) benefit for the second quarter of 1999 was a benefit of $250,000 compared to a provision of $80,000 for the same quarter of 1998 and was a benefit of $2.3 million for the first six months of 1999 compared to $370,000 for the same period of the prior year. A high level of tax-exempt interest income impacts the effective income tax rate in the first quarter of 1999 and 1998.

Net income (loss) for the second quarter of 1999 was a loss of $524,000 or $.03 per share compared to income of $816,000 or $.04 per share for the same quarter of 1998 and was a loss of $3.5 million or $.22 per share for the first six months of 1999 compared to income of $831,000 or $.04 per share for the same period of 1998. This decrease was due primarily to lower sales as noted above.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents and marketable securities of $54.4 million and working capital of $64.0 million.

The Company used cash for operations of $637,000 for the first six months of 1999 compared to generating cash of $7.0 million for the same period of 1998. The reduced operating cash flow was due primarily to a decrease in net income and net operating assets and liabilities.

The Company had net sales of $5.7 million of marketable securities and purchased $208,000 of property and equipment in the first six months of 1999.

The Company repurchased 1.3 million shares of common stock for $4.55 million in the first six months of 1999. The Board of Directors has authorized the purchase of an additional 1 million shares of common stock. The shares of common stock are available to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that it's existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

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

The Company has identified and tested the systems it believes are critical, and the test results indicate that these systems are Year 2000 compliant. The Company has completed testing and established compliance with respect to all of its systems and products, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. Regardless of the Year 2000 compliance of the Company's systems and products, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year 2000 compliant.

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

Forward Looking Statements

Certain statements in this Form 10-Q and other statements made by the Company from time to time do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to the following factors: (i) the Company's revenue and profitability is primarily reliant on sales of a single product, Breathe Right nasal strips; (ii) the Company's success will depend on its ability to effectively market Breathe Right nasal strips and on the fact that it was the first entrant into the nasal dilation market; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation; (iv) the Company operates in a highly competitive market where recent and potential market entrants pose greater competitive challenges than those faced by the Company in the past; (v) the Company has faced and will continue to face challenges in successfully introducing new products; (vi) the Company is currently dependent upon 3M for the international distribution of its products under a contractual relationship which has produced less than anticipated results and which the Company expects to modify or replace; and (vii) the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company's risk to interest rate fluctuations has not materially changed since December 31, 1998. See Item 7A of the Company's Annual Report on Form 10K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders On April 21, 1999, CNS, Inc. held its annual meeting of stockholders. Of the 16,432,926 shares of Common Stock eligible to vote, 15,238,018 were represented in person or by proxy at the meeting and shares were voted on the following matters:

        1. The votes cast for the six (6) directors to serve until the next annual meeting of shareholders were:

                Name                   Votes For     Votes Withheld
                ----                   ---------     --------------
        Daniel E. Cohen, M.D.         14,775,533        462,485
        Patrick Delaney               14,780,891        457,127
        R. Hunt Greene                14,812,354        425,664
        Andrew J. Greenshields        14,779,021        458,997
        Marti Morfitt                 14,713,869        524,149
        Richard W. Perkins            14,768,793        469,225

        2. The votes cast to ratify and approve the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 1999 were:

              Votes For           Votes Against      Votes Abstained
              ---------           -------------      ---------------
             14,978,014              162,093             97,911

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




                                                   CNS, Inc.
                                   --------------------------------------------
                                                  Registrant





Date:    July 30, 1999             By:    /s/ Marti Morfitt
      -------------------              ----------------------------------------
                                             Marti Morfitt
                                             President & Chief Operating Officer





Date:    July 30, 1999             By:    /s/ David J. Byrd
      -------------------              ----------------------------------------
                                             David J. Byrd
                                             Vice President of Finance,
                                             Chief Financial Officer and
                                             Treasurer