Form 10-Q
period 1999-09-30
CNS INC /DE/
filed 1999-11-05
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended September 30, 1999.

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

YES     X         NO

At October 30, 1999, 14,681,122 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                          CNS, INC.
                                                  CONDENSED BALANCE SHEETS

                                                                        September 30,    December 31,
                                                                            1999            1998
                                                                        -------------    ------------
                                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $  5,741,525     $    584,718
     Marketable securities                                               45,876,225       59,796,952
     Accounts receivable, net                                             6,186,914        7,790,952
     Inventories                                                          5,636,495        8,823,193
     Income taxes receivable                                              3,177,771                0
     Prepaid expenses and other current assets                            3,569,195        2,794,558
     Deferred income taxes                                                        0        1,332,000
                                                                       ------------     ------------
          Total current assets                                           70,188,125       81,122,373
Property and equipment, net                                               2,131,128        2,406,488
Product rights, net                                                       1,210,582        1,434,566
                                                                       ------------     ------------
                                                                       $ 73,529,835     $ 84,963,427
                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                               13,999,914        8,412,649
     Accrued income taxes                                                         0          684,937
                                                                       ------------     ------------
          Total current liabilities                                      13,999,914        9,097,586
                                                                       ------------     ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                              0                0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares                         192,946          192,946
     Additional paid-in capital                                          61,965,701       61,932,529
     Treasury shares - at cost; 4,535,448 at September 30, 1999 and
        2,692,144 at December 31, 1998                                  (21,223,447)     (14,670,128)
     Retained earnings                                                   18,819,721       28,157,494
     Accumulated other comprehensive income (loss)                         (225,000)         253,000
                                                                       ------------     ------------
          Total stockholders' equity                                     59,529,921       75,865,841
                                                                       ------------     ------------
                                                                       $ 73,529,835     $ 84,963,427
                                                                       ============     ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.
                                        2

                                    CNS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                              -----------------------------     -----------------------------
                                                   1999            1998             1999             1998
                                              ------------     ------------     ------------     ------------
Net sales                                     $ 10,463,038     $ 12,749,081     $ 30,582,086     $ 39,187,364
Cost of goods sold                               3,992,442        4,241,459       12,310,078       13,164,543
                                              ------------     ------------     ------------     ------------
     Gross profit                                6,470,596        8,507,622       18,272,008       26,022,821
                                              ------------     ------------     ------------     ------------
Operating expenses:
     Marketing and selling                       4,644,002        7,032,080       20,410,465       22,306,603
     General and administrative                    940,667          810,191        2,567,747        3,024,687
     Product development                           782,240          539,878        2,628,321        1,524,275
     Contract termination fee                    6,345,000                0        6,345,000                0
                                              ------------     ------------     ------------     ------------
          Total operating expenses              12,711,909        8,382,149       31,951,533       26,855,565
                                              ------------     ------------     ------------     ------------
          Operating income (loss)               (6,241,313)         125,473      (13,679,525)        (832,744)
Interest income                                    643,536          711,788        2,240,613        2,131,179
                                              ------------     ------------     ------------     ------------
     Income (loss) before income taxes          (5,597,777)         837,261      (11,438,912)       1,298,435
Income tax (provision) benefit                    (248,861)        (100,000)       2,101,139          270,000
                                              ------------     ------------     ------------     ------------
     Net income (loss)                        $ (5,846,638)    $    737,261     $ (9,337,773)    $  1,568,435
                                              ============     ============     ============     ============

Basic net income (loss) per share             $       (.39)    $        .04     $       (.60)    $        .09
                                              ============     ============     ============     ============
Diluted net income (loss) per share           $       (.39)    $        .04     $       (.60)    $        .08
                                              ============     ============     ============     ============

Weighted average number of common
     shares outstanding                         15,107,000       18,202,000       15,693,000       18,346,000
                                              ============     ============     ============     ============
Weighted average number of common and
     assumed conversion shares outstanding      15,107,000       18,323,000       15,693,000       18,528,000
                                              ============     ============     ============     ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.
                                        3

                                    CNS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                               ----------------------------
                                                                    1999           1998
                                                               -------------    -----------
Operating activities:
     Net income (loss)                                         $ (9,337,773)    $ 1,568,435
     Adjustments to reconcile net income (loss) to net cash
              from operating activities:
         Depreciation and amortization                              773,152         610,069
         Deferred income taxes                                    1,486,000          34,000
         Changes in operating assets and liabilities:
            Accounts receivable                                   1,604,038       3,321,261
            Inventories                                           3,186,698       2,188,426
            Prepaid expenses and other current assets            (3,842,408)        539,270
            Accounts payable and accrued expenses                 4,902,327       1,131,420
                                                               ------------     -----------
                 Net cash from operating activities              (1,227,966)      9,392,881
                                                               ------------     -----------
Investing activities:
     Change in marketable securities                             13,288,728      (2,265,268)
     Payments for purchases of property and equipment              (273,693)       (981,656)
     Payments for product rights                                       (115)       (139,185)
     Change in certificate of deposit, restricted                         0         359,898
                                                               ------------     -----------
                 Net cash from investing activities              13,014,920      (3,026,211)
                                                               ------------     -----------
Financing activities:
     Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                         16,332           6,946
     Proceeds from the exercise of stock options                          0         228,063
     Purchase of treasury shares                                 (6,646,479)     (3,024,557)
                                                               ------------     -----------
                  Net cash from financing activities             (6,630,147)     (2,789,548)
                                                               ------------     -----------
                  Net change in cash and cash equivalents         5,156,807       3,577,122
Cash and cash equivalents:
     Beginning of period                                            584,718         229,647
                                                               ============     ===========
     End of period                                             $  5,741,525     $ 3,806,769
                                                               ============     ===========

                  The accompanying notes are an integral part
                     of the condensed financial statements.
                                        4

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements as of September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1998, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Deferred Income Taxes

Net deferred tax assets as of September 30, 1999 and December 31, 1998 are as follows:

	September 30,	December 31,
	1999	1998

Net deferred tax asset before valuation allowance	$1,901,000	$1,332,000
Valuation allowance	(1,901,000)	0

Net deferred tax asset	$0	$1,332,000

Net deferred tax assets have been reduced by a valuation allowance, due to loss carryforwards generated by the contract termination fee incurred during the three months ended September 30, 1999. The estimated loss carryforward at September 30, 1999 is $500,000.

Note 3 - Comprehensive Income (Loss)

A reconciliation of total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Net income (loss)	$(5,846,638)	$737,261	$(9,337,773)	$1,568,435
Change in unrealized loss on marketable
Securities, net of income tax	(85,000)	0	(478,000)	0

Total comprehensive income (loss)	$(5,931,638)	$737,261	$(9,815,773)	$1,568,435

Note 4 - Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Average common shares outstanding	15,107,000	18,202,000	15,693,000	18,346,000
Assumed conversion of stock options	0	121,000	0	182,000

Average common and assumed
Conversion shares	15,107,000	18,323,000	15,693,000	18,528,000

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

Results of Operations

Net sales were $10.5 million for the third quarter of 1999 compared to $12.7 million for the same quarter of 1998 and were $30.6 million for the first nine months of 1999 compared to $39.2 million for the same period of 1998.

Domestic sales declined to $10.2 million from $12.6 million in the third quarter of 1998 and for the first nine months of 1999 were $30.0 million compared to $37.7 million for the same period of 1998. Slower sales this year reflect both a lower level of advertising during the previous cough/cold season and the presence of competition. We believe retailers also managed down their inventory levels to handle the introduction of our new packaging. This, along with reserves for anticipated returns of product in the old packaging, significantly reduced our sales for the first nine months of 1999.

International sales were $312,000 for the third quarter of 1999 compared to $168,000 for the same quarter of 1998 and were $626,000 for the first nine months of 1999 compared to $1.5 million for the same period of 1998. The lower level of international sales for 1999 is attributable in large part to disappointing marketing results and continued high inventory levels at the Company's international distributor.

Gross profit was $6.5 million or 61.8% of net sales for the third quarter of 1999 compared to $8.5 million or 66.7% for the same quarter of 1998 and was $18.3 million or 59.7% for the first nine months of 1999 compared to $26.0 million or 66.4% for the same period of 1998. The lower gross profit percentage was primarily due to costs for the transition to new product packaging, lower sales and product mix.

Marketing and selling expenses were $4.6 million for the third quarter of 1999 compared to $7.0 million for the same quarter of 1998 and were $20.4 million for the first nine months of 1999 compared to $22.3 million for the same period in 1998. The higher level of expenses in 1998 resulted primarily from costs associated with the market testing of a new product in 1998.

General and administrative expenses were $782,000 for the third quarter of 1999 compared to $540,000 for the same quarter of 1998. The increase was primarily due to expenses associated with new business development efforts. General and administrative expenses were $2.6 million for the first nine months of 1999 compared to $3.0 million for the same period in 1998. The decrease from 1998 was primarily due to 1998 expenses associated with patent litigation that has been settled and to personnel costs.

Product development expenses were $782,000 for the third quarter of 1999 compared to $540,000 for the same quarter of 1998 and were $2.6 million for the first nine months of 1999 comparable to $1.5 million for the same period in 1998. This increase resulted from costs related to evaluation and testing of potential new products.

Contract termination fee of $6.3 million represents a one-time payment to the Company's international distributor to terminate the international distribution agreement. The amount paid was negotiated, and is less than the amount called for in the contract. The agreement allows the Company to regain control of the international business on a phased schedule that will be completed by June 30, 2000.

Investment income was $644,000 for the third quarter of 1999 comparable to $712,000 for the same quarter of 1998 and was $2.2 million for the first nine months of 1999 comparable to $2.1 million for the same period in 1998.

Income tax provision for the third quarter of 1999 was $249,000 compared to $100,000 for the same quarter of 1998 and was a benefit of $2.1 million for the first nine months of 1999 compared to $270,000 for the same period of the prior year. Due to tax loss carryforwards generated by the contract termination fee, income tax expense for 1999 represents the remaining tax benefit available from carrying back current losses, offset by a $1.9 million reserve against deferred income tax assets. No future income tax benefit or expense will be provided until the Company's income exceeds loss carryforwards and deferred tax temporary differences. The estimated loss carryforward at September 30, 1999 is $500,000 and deferred tax temporary differences are approximately $5 million. A high level of tax-exempt interest income impacted the effective income tax rate in 1998.

Net income (loss) for the third quarter of 1999 was a loss of $5.8 million or $.39 per share compared to income of $737,000 or $.04 per share for the same quarter of 1998. This decrease was due primarily to the contract termination fee incurred during the third quarter. Net income (loss) for the first nine months of 1999 was a loss of $9.3 million or $.60 per share compared to income of $1.6 million or $.08 per share for the same period of 1998. This decrease was due to the contract termination fee and lower sales as noted above.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents and marketable securities of $51.6 million and working capital of $56.2 million.

The Company used cash for operations of $1.2 million for the first nine months of 1999 compared to generating cash of $9.4 million for the same period of 1998. The reduced operating cash flow was due primarily to a decrease in net income offset by a decrease in net operating assets and liabilities.

The Company had net sales of $13.3 million of marketable securities and purchased $274,000 of property and equipment in the first nine months of 1999.

The Company repurchased 1.9 million shares of common stock for $6.6 million in the first nine months of 1999. A total of 488,000 shares of common stock remain to be purchased under the most recent Board of Directors authorization. Since 1997 the Company has repurchased 4.8 million shares at an average price per share of $4.85. The shares of common stock are available to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that it's existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Year 2000

The Company has evaluated the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company has established a Year 2000 team, and this team has worked with management to take the following steps: (i) implement a Year 2000 assessment and testing plan for all internal information systems and other systems that contain microcontrollers that may be affected by the Year 2000 date change; (ii) communicate with third parties that supply product to the Company to ensure they are addressing the Year 2000 issue; and (iii) perform contingency and disaster recovery planning to ensure Year 2000 problem resolution.

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

Forward Looking Statements

Certain statements in this Form 10-Q and other statements made by the Company from time to time do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company's revenue and profitability is primarily reliant on sales of a single product, Breathe Right nasal strips; (ii) the Company's success will depend on its ability to effectively market Breathe Right nasal strips and on the fact that it was the first entrant into the nasal dilation market; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on the Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation; (iv) the Company operates in a highly competitive market where recent and potential market entrants pose greater competitive challenges than those faced by the Company in the past; (v) the Company has faced and will continue to face challenges in successfully introducing new products; (vi) the Company is currently dependent upon 3M for the international distribution of its products under a contractual relationship which has produced less than anticipated results and which the Company has terminated effective June 30, 2000; and (vii) the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

During the third quarter the Company entered into an agreement with 3M Company to terminate their international distribution of Breathe Right nasal strips. The Company paid a one-time termination fee of $6.3 million, which is less than the amount called for in the contract. The agreement allows the Company to regain control of the international business on a phased schedule that will be completed by June 30, 2000. 3M will be subject to a two-year non-compete agreement through June 30, 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No. 27, Financial Data Schedule

(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, Inc.
Registrant

Date:	November 1, 1999	By:	/s/ Marti Morfitt
Marti Morfitt
President & Chief Operating Officer

Date:	November 1, 1999	By:	/s/ David J. Byrd
David J. Byrd
Vice President of Finance,
Chief Financial Officer and
Treasurer