Form 10-K
period 1999-12-31
CNS INC /DE/
filed 2000-03-29
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to __________

COMMISSION FILE NUMBER: 0-16612

CNS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1580270 (I.R.S. Employer Identification No.)
P.O. Box 39802
Minneapolis, MN 55439
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (612) 820-6696

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

Title of each class Common Stock, par value of $.01 per share Preferred Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of March 15, 2000, assuming as market value the price of $5.125 per share, the closing sale price of the Company's Common Stock on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was approximately $55,000,000.

As of March 15, 2000, the Company had outstanding 14,436,561 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2000, are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

          Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company's revenue and profitability is reliant on sales of Breathe Right® nasal strips; (ii) the Company's success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of its patents on the Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation (see Item 1, "Patents, Trademarks and Proprietary Rights" and Item 3, "Litigation"); (iv) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose greater competitive challenges than those faced by the Company in the past (see Item 1, "Competition"); (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products and anticipates that there will be substantial costs, expenses and risks associated with the introduction of new products during 2000, including those associated with the introduction of the Company's FiberChoiceTM chewable fiber tablets (see Item 1, "Business"); (vii) the Company is currently establishing its own channels of distribution for its nasal strip products in international markets (see Item 1, "International Distribution"), and there can be no assurance that the Company's efforts to develop its international distribution will be successful; and (viii) the Company is dependent upon contract manufacturers for the production of substantially all of its products.

PART I

Item 1. BUSINESS

General

          CNS, Inc. (the "Company") develops and markets consumer health care products, including the Breathe Right® nasal strip. The Breathe Right nasal strip improves breathing by reducing nasal airflow resistence. It can be effective in providing temporary relief for nasal congestion, reducing snoring and reducing breathing difficulties due to a deviated nasal septum. The Company has recently announced its expansion of the Breathe Right product line to include nasal strips for colds with Vicks® mentholated vapors that are sized for the entire family, and nasal strips for children that will be available in multiple colors and designs. Both are expected to be on retail shelves during the fall 2000 cough/cold season.

          In the third quarter of 1999, the Company introduced a product for race horses called the FLAIRTM equine nasal strip. Invented by two veterinarians, the FLAIR equine nasal strip is a patented, drug-free product that enables horses to breathe more easily during strenuous exercise. The Company plans to introduce its new FiberChoiceTM chewable fiber tablets in 2000. The FiberChoice product is a flavored, chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber.

          In addition to expanding the Breathe Right brand and introducing other new products, the Company is exploring possibilities for acquiring new consumer health care products or companies that have established consumer brands. The Company is also considering opportunities for licensing new products and technologies.

Management

          During 1998, the Company added to its management team several executive officers with a diverse body of consumer packaged goods experience. See Item 1, "Executive Officers of the Company." The Company also reorganized its management structure into strategic business teams in order to expand the platform for building the Breathe Right brand and develop and launch new products: Breathe Right Brand Team; FiberChoice Team; FLAIR Team; International Team; and Business Development Team. The Company believes that its team focus enables the Company to more effectively implement its business strategies and position itself to become a large, multi-product consumer products company with a significant international presence.

          Breathe Right Brand Team. The Company's Breathe Right Brand Team is responsible for the strategic development and management of the Breathe Right nasal strip business and other non-nasal strip products that seek to leverage the Breathe Right brand name. Breathe Right nasal strip products currently represent the cornerstone of the Company's business. The Company intends to exploit new markets and opportunities that it believes exist for its current nasal strip products and plans to commercialize potential new Breathe Right brand products. The Company has developed two new products, nasal strips for colds with Vicks® mentholated vapors for the entire family and nasal strips for children. Both products are expected to be introduced during the fall of 2000 to coincide with the cough/cold season.

          FiberChoice Team. The Company has recently completed an evaluation and testing of its FiberChoice chewable fiber tablets and plans to introduce the product during the second quarter of 2000. The FiberChoice Product Team is responsible for the strategic development and management of the FiberChoice chewable fiber supplement business and will lead the Company's launch of the product.

          FLAIR Team. The Company introduced the FLAIR equine nasal strip on a limited basis during the fourth quarter of 1999 and plans an official launch of the product in the spring of 2000. The Company's FLAIR Product Team is responsible for the strategic development and management of the FLAIR equine nasal strip business.

          International Team. The Company intends to develop international markets for all of its products and is negotiating with distributors and representatives for distribution of Breathe Right nasal strips in a number of countries in order to further expand the Company's presence in international markets. See Item 1, "International Distribution." The International Team is responsible for developing and managing the Company's overseas business and its relationships with distributors and representatives in international markets.

          Business Development Team. The Business Development Team is committed to the expansion of the Company's product base through the acquisition or licensing of promising consumer health care products that have significant market potential. The Business Development Team is responsible for identifying and evaluating potential new products, inventions and other business prospects that will enable the Company to achieve its long-term growth and profit objectives, including opportunities for the acquisition of companies that have established product lines.

Products

          Breathe Right Nasal Strips. The Breathe Right nasal strip is a nonprescription, single-use disposable device that improves breathing by opening the nasal passages. The Company has 510(k) clearance from the United States Food and Drug Administration ("FDA") to market the Breathe Right nasal strip for improvement of nasal breathing, temporary relief of nasal congestion, elimination or reduction of snoring and temporary relief of breathing difficulties due to a deviated nasal septum. See Item 1, "Government Regulation." The Breathe Right nasal strip comes both in tan and clear.

          The Breathe Right nasal strip includes two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any medication, thereby avoiding any medicinal side effects. The Breathe Right nasal strip is offered in two sizes (small/medium and medium/large) to accommodate the range of nose sizes. The Breathe Right nasal strip is packaged for the consumer market in various quantities ranging between 12 to 38 strips per box.

The Company believes that the Breathe Right nasal strip is priced comparably to medicinal decongestants on a daily or nightly dosage basis at suggested retail prices ranging between $3.99 and $11.99 per box. The Company expanded the Breathe Right nasal strip line with the reintroduction of the Breathe Right clear nasal strip in the second half of 1999. Research has suggested that the clear nasal strip product could increase the Company's customer base for nasal strip products by addressing vanity issues that may be associated with the use of the tan Breathe Right nasal strip product.

          The Company is currently planning to introduce two new nasal strip products in the fall of 2000. The first product is a Vicks mentholated strip that uses traditional Breathe Right strip technology but contains a soothing mentholated aroma for additional relief. The mentholated vapors are released when the strip surface is rubbed. The second is a nasal strip product that is specifically sized and styled for children. The Kid's Strips will be sized specifically to fit children and include a brightly colored version and a mentholated version.

          Breathe Right Brand Products. During the third quarter of 1998, the Company began the national introduction of a saline nasal spray that leverages the Breathe Right brand name. The Breathe Right saline nasal spray is a non-habit forming, drug-free product that restores moisture to comfort and soothe dry, irritated nasal passages due to colds, allergies, dry air (low humidity), air pollution and the overuse of nasal decongestants. The Company intends to introduce additional non-nasal strip products in the future that carry the Breathe Right brand name and to extend the product line.

          FiberChoice Chewable Fiber Tablets. The Company has recently completed evaluation and testing of its FiberChoice chewable fiber tablets. FiberChoice is a flavored, chewable tablet that offers consumers an effective, convenient good-tasting way to supplement their daily intake of dietary fiber. The Company plans to introduce its FiberChoice product during the second quarter of 2000. The FiberChoice tablets will be available in both regular and sugar-free varieties. The product will be packaged in both 90-count bottles and 10-count rolls.

          FLAIR Equine Nasal Strips. The FLAIR equine nasal strip is a product for horses that capitalizes on the Company's current nasal strip technology. Invented by two veterinarians, the FLAIR equine nasal strip is a patented, drug-free product that enables horses to breathe more easily during strenuous exercise. Results from a limited clinical trial indicate that the equine nasal strip product also reduces a bleeding condition in horses called exercise-induced pulmonary hemorrhaging ("EIPH") that often occurs during and after races, high performance events and strenuous workouts. The FLAIR equine nasal strip holds open the nasal passages of the horses, which can breathe only through their noses, and reduces the effort required to breathe.

          The FLAIR equine nasal strip was introduced for the first time during the Breeder's Cup in November of 1999 at Gulfstream Park in Hallandale, Florida. Currently, FLAIR is being sold in tack shops, through equine catalogs and in equine supply stores. The Company expects to officially launch FLAIR in the spring of 2000.

Markets

          Breathe Right Brand Product Line. The Breathe Right brand of products includes the Breathe Right nasal strips and the Breathe Right saline nasal spray.

          Air impedance in the nose accounts for approximately one-half of the total airway resistance involved in the respiratory system (i.e., one-half of the energy required for breathing). If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people who have a common cold, allergies and sinusitis and by those who experience nasal obstruction due to a deviated nasal septum. The Company believes that people with chronic conditions such as snoring or allergies or with structural problems such as deviated septa may be more predisposed to use Breathe Right products on a regular or daily basis while seasonal sufferers are likely to use Breathe Right products as needed. These conditions are aggravated when people have nasal congestion, thus increasing the opportunity for consumer trial during the cough/cold season. People suffering from these conditions are currently the primary users of the Company's Breathe Right products and are the main targets of its advertising.

          In 1999, the Company began to emphasize the Breathe Right nasal strip position as a product that provides instant, drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company's new advertising emphasizes the ability of Breathe Right nasal strips to provide immediate relief from nasal congestion due to colds and allergies.

          The Company's marketing efforts capitalize on the benefits of Breathe Right products to consumers in various, and often overlapping, consumer market segments:

·

Nasal Congestion Relief. Virtually all Americans suffer some nasal congestion annually as a result of the common cold, while nasal congestion as a result of allergies affects approximately 35 million Americans. The Company believes that the Breathe Right nasal strip is often used as either an alternative or as an adjunct to decongestant drugs (including nasal sprays and oral decongestants). This broad cough/cold market represents a significant potential for the Breathe Right nasal strip. Prior to 1999, the product had not been marketed directly to the cough/cold consumer in any significant respect. In 1999, the Company commenced marketing efforts aimed at repositioning the Breathe Right nasal strip as a product that provides relief for the common cold. The Company believes that its recent efforts to reposition this product will increase a significant segment of its business. In the fall of 2000, the Company plans to introduce two new products that could also increase the Breathe Right business for colds. These products include nasal strips for colds with soothing Vicks mentholated vapors and nasal strips for children.

·

Snoring Relief. Breathe Right nasal strips were effective in eliminating snoring or reducing snoring loudness in approximately 75% of the participants in a clinical study. Snoring relief was one of the Company's key advertising messages prior to 1999. This market remains very important to the Company since approximately 37 million people snore regularly, while another 50 million people snore occasionally. The Company believes that snorers can be targeted effectively and directly through relationship marketing efforts as well as through broad-based advertising.

·

Improved Breathing for Consumers with Deviated Septa. Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right nasal strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum. The Company plans to approach this market more directly through targeted marketing efforts.

·

Athletic Market. The Company believes that the Breathe Right nasal strip may make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that the Breathe Right nasal strip provided physiologic advantages in ventilation and heart rate during mid-level exercise. Other exercise physiology studies have been conducted and add to the substantiation of the positive effects of the Breathe Right nasal strip during exercise. The Company continues to use athletes to endorse the Breathe Right nasal strip to increase the visibility of the product, which thereby leads to greater awareness of the product.

          FiberChoice Chewable Fiber Tablets. Approximately 10 million U.S. households annually purchase bulk fiber products, primarily to promote regularity and improve digestive health. The bulk fiber category represents approximately $300 million in U.S. retail sales. The Company believes there is a significant opportunity to expand this category due to both the aging of the baby-boomer generation and the marketing of a better consumer solution to existing dietary fiber products–FiberChoice chewable fiber tablets. As people age, they frequently develop digestive problems. People over 55 years old are three times more likely to purchase a bulk fiber supplement than those younger than 55. The first year the baby-boom generation will turn 55 is in 2001. This generation is generally more active and demanding than their parents. These consumers will be searching for solutions that do not hamper their active lifestyles. The Company believes that its FiberChoice chewable fiber tablet represents such a solution in that it provides an effective, convenient and good-tasting alternative for supplementing dietary fiber intake. The tablets can be taken anytime and anywhere, with or without water.

          FLAIR Equine Nasal Strips. The FLAIR equine nasal strip is similar in concept to the human Breathe Right nasal strip adjusted to the unique anatomy and size of a horse. A horse breathes only through its nose, not through its mouth. During strenuous exercise, large amounts of air are inhaled creating a vacuum inside the lungs which can cause soft tissue on the side of the nose to collapse. The equine nasal strip supports those soft tissues so they do not collapse, which allows a horse to breathe more easily with less vacuum developing in the lungs. Results from a limited clinical trial indicate that horses wearing the FLAIR equine nasal strip use less energy to breath and that the product reduces a bleeding condition in horses called exercise-induced pulmonary hemorrhaging ("EIPH") that often occurs during races, high-performance events and strenuous workouts. Additional studies are underway to more completely delineate the benefits of the FLAIR equine nasal strip product.

          The FLAIR equine nasal strip could be used any time a horse is engaged in strenuous exercise. The Company estimates that in the U.S. there are approximately 1.3 million individual horse starts in racing competitions and over 1 million individual horse starts in non-racing competitions. Horses can benefit from the use of the FLAIR equine nasal strip in training as well as competition.

Business Strategy

          The Company's business strategy includes increasing sales of its Breathe Right nasal strip and other Breathe Right brand products through advertising, expanding its Breathe Right product line with value added line extensions like Breathe Right nasal strips for colds with Vicks mentholated vapors and children's nasal strips, and successfully introducing new products, including the FLAIR equine nasal strip and the FiberChoice chewable fiber tablet.

          Increasing New Consumer Product Trial and Increasing Product Usage. The Company uses a combination of advertising, sampling, promotions, public relations and celebrity endorsements to increase consumer awareness and to encourage consumer trial of the Breathe Right nasal strip. In 1998, the Company began to emphasize the position of the Breathe Right nasal strip as a product that provides instant, drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company's new advertising emphasizes the ability of Breathe right nasal strips to provide instant, drug-free relief from nasal congestion due to colds and allergies.

          Marketing New Breathe Right Brand Products. The Company believes that the Breathe Right brand name is one of its most valuable assets. In 1998, the Company introduced the Breathe Right saline nasal spray. The Company has also expanded the Breathe Right product line to include nasal strips for colds with Vicks mentholated vapors and nasal strips for children, both of which are expected to be introduced during the fall of 2000 in order to coincide with the cough/cold season.

          Acquiring and Marketing New Products. The Company plans to take advantage of its marketing and distribution strengths by acquiring or licensing the rights to new products that it believes have merit and bring them to market. The FLAIR equine nasal strip was introduced in the fourth quarter of 1999 and the FiberChoice chewable fiber tablet is being prepared for a 2000 launch. In addition, the Company is evaluating opportunities for licensing new products and acquiring companies or product lines that have an established base of consumer acceptance.

          Expanding Company Presence in International Markets. The Company believes that there is a significant market potential for its products outside the United States. The 3M Company ("3M") has been the Company's sole distributor of its nasal strip products outside the United States and Canada since August of 1995. The Company's relationship with 3M produced less than anticipated results. On September 30, 1999, the Company negotiated the termination of its distribution agreement with 3M to allow the Company to assume the role of selling, marketing and distributing its nasal strip products in international markets during 2000. See Item 1, "International Distribution." The Company is devoting significant resources to the development of its international business and is in the process of entering into agreements with distributors and representatives for the distribution of the Company's nasal strip products in foreign countries. The Company believes that the network that it is attempting to establish for the international distribution of Breathe Right nasal strips will also enable the Company to build its international marketing and distribution capacity for other products. See Item 1, "International Distribution."

Marketing Strategy

          The Company's marketing efforts for Breathe Right products are primarily directed to the consumer market. The Company's advertising focuses on the Breathe Right brand benefit of providing instant, drug-free relief from nasal congestion. The Company has primarily used television, magazine and radio advertising to market its products. The Company also uses product promotion programs, such as sampling, coupons and public relations activities to encourage product trial and repeat purchases. Introduction of the new Breathe Right nasal strips for colds with Vicks mentholated vapors will include joint promotional programs with Vicks products. Marketing communications are generally designed to promote trial of Breathe Right brand products by increasing consumer awareness of the benefits of each product.

          Because the Breathe Right nasal strip is sold as a consumer product, sales of the product will depend in part upon the degree to which the consumer is aware of the product and is satisfied with its use, which also influences repeat usage and word of mouth referrals. The most recent research data collected by a nationally recognized consumer market research firm indicated that approximately 32% of those in the United States who had purchased Breathe Right nasal strips have purchased additional product in the same year.

          The Company's marketing efforts for FiberChoice chewable fiber tablets will concentrate on advertising through television and magazines to consumers who are 55 or more years old. In addition, the Company plans to distribute samples of the product and coupons to current users of bulk fiber products. Marketing communications are designed to promote awareness and trial of this new product among current category users.

          The Company's marketing communications for FLAIR equine nasal strips focus on the benefits of using the product in training as well as competition. Marketing efforts will include advertising in influential equine magazines and public relations activities surrounding high profile races and events in order to create awareness in the racing and non-racing segments of the market. The Company will also use sampling and direct mail to generate trial among top horse trainers and competitors.

New Products Strategy

          The Company is committed to the expansion of its product base through the acquisition and development of unique consumer health care products and technologies that have good market potential. The Business Development Team is responsible for identifying for acquisition or license new products and potential acquisition of companies that have established products in the Company's focus areas of better breathing, digestive health and aging well. The Company has licensed the Vicks trademark from The Proctor & Gamble Company for use with the new product, Breathe Right nasal strips for colds with Vicks mentholated vapors. The Company routinely evaluates the merit of product concepts and acquisition opportunities and, from time to time, may acquire or license the rights to products which it believes could successfully be sold through the Company's established distribution channels.

          Most, if not all, of the Company's current products are regulated to varying degrees by the FDA and other regulatory bodies. See Item 1, "Government Regulation." Products that the Company may acquire or develop in the future could also be subject to a variety of regulatory requirements. Some products will require extensive clinical studies and regulatory approvals prior to marketing and sale. There can be no assurance that any required regulatory approvals will be obtained or that the Company will market or sell any of these products.

Domestic Distribution

          The Breathe Right nasal strip and the Breathe Right saline nasal spray are sold primarily as consumer products in mass merchant chain stores, drug stores, grocery stores, warehouse clubs and military base stores in the United States. The Company expects that the FiberChoice chewable fiber tablet will be sold in most of the same retail outlets. The Company sells its products through a direct sales force that concentrates on serving certain key retail accounts as well as through a network of independent sales representatives referred to in the industry as non-food general merchandise brokers. The Company uses direct sales people and broker groups who call on the mass merchant, chain drug, and grocery accounts and the wholesalers who serve primarily the independent drug stores and many of the grocery stores in the United States.

          The Breathe Right nasal strip is typically positioned in the cough, cold and allergy section of stores because it provides benefits similar to those obtained with other decongestant products. The Breathe Right saline nasal spray is also usually positioned in the same section of the store as the Breathe Right nasal strip since the products are typically used by those suffering from congestion, allergies and colds. Dietary fiber products typically occupy a small section of a particular store and the Company anticipates that its FiberChoice chewable fiber tablets will be positioned near well-established brands.

          The Company's retail customers include national chains of mass merchants, drug stores and grocery stores such as Wal-Mart, Kmart, Target, Eckerd, Walgreens, RiteAid, CVS, and Albertson's and warehouse clubs such as Sam's Club and Price Costco, as well as regional and independent stores in the same store categories. In 1999, one retailer accounted for approximately 24% of sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could disrupt distribution of the Breathe Right nasal strip.

          The FLAIR equine nasal strip will, at least initially, be sold primarily to trainers and owners in the horse racing industry through tack shops, equine catalogs and equine supply stores. The product was introduced on a limited basis during the fourth quarter of 1999. The Company intends to officially launch the FLAIR equine nasal strip in the spring of 2000.

International Distribution

          In August of 1995, the Company executed an international distribution agreement with 3M pursuant to which 3M was given the exclusive right to distribute the Breathe Right nasal strip outside of the United States and Canada. Under the terms of the agreement, 3M was obligated to buy product from the Company and was responsible for obtaining all necessary regulatory approvals outside of the United States and for all marketing and selling expenses. The agreement contained certain minimum performance objectives and breakup provisions. The contractual relationship with 3M produced less than anticipated results in international markets. International sales for the Company were approximately $1 million for 1999, down from its high of approximately $26 million for 1996. The decrease in international sales during that period were attributable in substantial part to the high inventory levels of nasal strips maintained by 3M and disappointing marketing efforts in the international sector.

          The Company is optimistic about the prospects for generating increased sales of nasal strips outside the United States and believes that international markets require an increased level of focus, advertising and promotion to reach their potential. On September 30, 1999, the Company and 3M agreed to terminate the existing distribution agreement in a manner that enables the Company to take a direct and immediate role in the sale, marketing and distribution of its nasal strip products in international markets. The amended distribution agreement provides for an orderly transition of the international business from 3M to the Company. Under the amended distribution agreement, 3M has the nonexclusive right to distribute Breathe Right nasal strips outside the United States and Canada until June 30, 2000. The right of 3M to distribute the Company's nasal strip products terminates on June 30, 2000 and, for a period of two years thereafter, 3M has agreed not to sell any nasal dilator devices. The Company paid 3M a one-time termination fee of approximately $6.3 million. The Company is not obligated to repurchase any unsold inventory of nasal strips after 3M exits the market.

          The Company is currently involved in establishing a broad-ranging international distribution system for the Breathe Right nasal strip business that will consist of both sales representatives and reselling distributors. The markets that the Company plans to address first will be western Europe as well as Japan and Australia. Sales will be supervised by the Company from its Minnesota headquarters and by CNS International, Inc., a wholly-owned domestic subsidiary which has hired one business manager in Europe. The business manager will supervise and coordinate the activities of the distributors and sales representatives. It is expected that the distributors will be appointed largely on an exclusive basis, with territories consisting of one or more countries. The Company will retain control over packaging and advertising in all territories. Most shipments are expected to be made in bulk, either to reselling distributors who will package for the local market, or to Company-controlled warehouse facilities, where final packaging may be arranged by the Company directly before shipment to retailers.

          In 1995, the Company executed a distribution agreement with LOCIN Industries, a Canadian dental floss company, to establish distribution of the Breathe Right nasal strip in the Canadian market. LOCIN purchases nasal strips from the Company in bulk, does its own packaging and distributes the product in Canada.

Manufacturing and Operations

          The Company currently subcontracts with multiple manufacturers to produce the Breathe Right nasal strip, Breathe Right saline nasal spray, the FiberChoice chewable fiber tablet and the FLAIR equine nasal strip. The Company does no in-house product production itself. These contract manufacturers are capable of providing full turnkey service and shipping product to the Company that is completely packaged ready to be sold to retailers or providing semi-finished goods to the Company that require final packaging. With respect to the Breathe Right nasal strip, the Company has the ability to wrap individual strips in the paper sleeve in-house and subcontracts the final packaging out to qualified packaging subcontractors.

          Each of the manufacturers builds the product to the Company's specifications using materials specified by the Company and, for the major nasal strip materials, places orders against a supply agreement negotiated by the Company with the material manufacturer. The contract manufacturers have all entered into confidentiality agreements with the Company to protect the Company's intellectual property rights. Company quality control and operations personnel periodically visit the contract manufacturers in order to observe processes and procedures. Finished goods are inspected at the Company to ensure that they meet quality requirements. The Company inspects its contract manufacturers on a regular basis and is not aware of any material violation of FDA Good Manufacturing Practice Standards. The Company works closely with its material vendors and contract manufacturers to reduce scrap and waste, improve efficiency and improve yields to reduce the manufacturing costs of the product. The Company has received certification that it has established and maintains a quality system which meets the requirements of ISO 9002/EN 46002.

          To ensure consistent quality and favorable pricing, the Company has entered into a multi-year material supply agreement with 3M for the major components of the Breathe Right nasal strip. Similar materials are, however, currently available from other suppliers. The inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost-effective manner could adversely affect the Company's operations until new sources of these components become available, if at all. In addition, while the Company does not expect 3M to do so, 3M has the right to discontinue its production or sale of these products at any time upon 90 days' notice to the Company.

Competition

          Breathe Right Nasal Strips

          The Company believes that the market for decongestant products is highly competitive. The Company's competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products, other nasal sprays and external nasal dilators while competition in the snoring remedies market also consists primarily of nasal dilators, throat sprays and herbs. Although the Company is currently the leading manufacturer of external nasal dilation products, Schering Plough Corp. entered the market in the fourth quarter of 1998 with an external nasal dilation device. Other companies have also recently entered the nasal dilation market with private label products. Many of the companies that compete with the Breathe Right nasal strip and other Breathe Right products, including Schering Plough, have significantly greater financial and operating resources than the Company. The Company has developed and implemented marketing strategies aimed at minimizing the impact of competitive products. As a result, the Breathe Right nasal strip has maintained more than 85% of the nasal dilator market despite the entry of Schering Plough and other competitors into the market place.

          The patents licensed by the Company on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products similar to the Breathe Right nasal strip in the United States. The Company intends to aggressively enforce the patents it has licensed covering the Breathe Right nasal strip and has engaged in significant litigation to protect its patent rights. See Item 3, "Legal Proceedings."

          There can be no assurance that potential competitors will not be able to develop nasal dilation products which circumvent the Company's patents. In addition, external nasal dilator products compete in the consumer markets with decongestant and sinus relief products and snoring remedies in many international markets where the Company does not yet have patent protection on the Breathe Right nasal strip.

          FiberChoice Chewable Fiber Tablet

          Although the market for dietary fiber supplements is highly competitive and dominated by large companies with resources greater than the Company's and established brands, such as Metamucil, Citrucel and FiberCon, the Company believes that its FiberChoice chewable fiber tablet is a unique product that will present a significant opportunity for the Company. The Company believes that its product will offer consumers an effective, convenient and good tasting alternative to existing products.

          FLAIR Equine Nasal Strip

          As an alternative to controversial drug therapies, the FLAIR equine nasal strip is a unique product which currently has no direct competition. The only competitive product currently available is the drug Lasix. Lasix is intended to alleviate a bleeding condition in the lungs of horses called exercise-induced pulmonary hemorrhaging ("EIPH") that often occurs during races, high-performance events and strenuous workouts.

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

          FDA regulations classify medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices, usually invasive, for which pre-market approval (as distinct from pre-market notification) is required before commercial marketing to assure product safety and effectiveness.

          Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application ("PMA"). A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) approvals to market the Breathe Right nasal strip as a device that can (i) temporarily relieve the symptoms of nasal congestion and stuffy nose, (ii) eliminate or reduce snoring, (iii) improve nasal breathing by reducing nasal airflow resistance, and (iv) temporarily relieve breathing difficulties due to a deviated nasal septum. In March of 1998, nasal dilators were classified by the FDA as Class I devices and exempt from pre-market notification.

          The Company's FiberChoice product is considered to be a dietary supplement and is regulated under the Federal Food, Drug, and Cosmetic Act as amended by the Dietary Supplement Health and Education Act "DSHEA" of 1994, and under the Fair Packaging and Labeling Act. There is generally no requirement that a company obtain a license or approval from FDA before marketing dietary supplements in the United States. The FDA is developing implementing regulations for certain provisions of the DSHEA which will be published as final rules in the Federal Register.

          There is no national regulatory body for horse racing. Consequently, approval from state horse racing commissions must be obtained on a state-by-state basis before the Company's FLAIR equine nasal strip can be used during horse racing events. The Company has been working with state racing commissions to gain approval for the use of the FLAIR equine nasal strip in competition. To date, the FLAIR equine nasal strip can be used in horse races in approximately 25 states, including the leading racing states of Kentucky, California and Florida, and 3 provinces in Canada.

          Sales of the Company's products outside the United States are subject to regulatory requirements that vary widely from country to country. Under its international distribution agreement with the Company which will terminate on June 30, 2000, 3M was responsible for obtaining all necessary approvals outside the United States for Breathe Right nasal strips. As part of the renegotiations of the 3M distribution agreement (see Item 1, "International Distribution"), the Company will transfer the product registrations from the 3M subsidiary in each country to a new distributor or third party. The Company has selected a third party to act as an "Authorized Representative" in the European Union. The Company believes that it has the necessary documentation to support affixing the "CE" mark, an international symbol of quality and compliance with applicable European medical device directives, to the Company's products in Europe.

          No assurance can be given that the FDA or state or foreign regulatory agencies will give on a timely basis, if at all, the requisite approvals or clearances for additional applications for the Breathe Right nasal strip or for any of the other Company's products. Moreover, after clearance is given, the Company is required to advise the FDA and these other regulatory agencies of modifications to its products. These agencies have the power to withdraw the clearance or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of the Company's products. Furthermore, federal, state and foreign regulations regarding the manufacture and sale of medical devices and other products are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

          The Company is also subject to substantial federal, state and local regulation regarding occupational health and safety, environmental protection, hazardous substance control and waste management and disposal, among others.

Patents, Trademarks and Proprietary Rights

          The Company has registered trademarks, and has a number of patents under licenses which are used in connection with its business. Some of these patents and licenses cover significant product formulations, processing and designs for the Company's products. The Company believes its trademarks are important as protection for the Company's image in the marketplace and advertising. The Company's success is and will continue to be dependent upon the existence of and ability to protect its patents, trademarks and licenses and the Company intends to take such steps as are necessary to protect its intellectual property rights.

          There can be no assurance that the Company's technology and proprietary rights will not be challenged on the grounds that its products infringe on patents, copyrights or other proprietary information owned or claimed by others, or that others will not successfully utilize part or all of the Company's technology without compensation to the Company. Nor can there be any assurance that others will not attempt to challenge the validity or enforceability of the Company's licensed patents on the basis of prior art or introduce products different from that of the Company. In addition to seeking patent protection for its products, the Company also intends to protect its proprietary technologies and proprietary information as trade secrets.

          The Company entered into license agreements pursuant to which the Company acquired from the licensors the exclusive rights to manufacture and sell the Breathe Right nasal strip, the FiberChoice chewable fiber tablet and the FLAIR equine nasal strip. Specifically, the Company has the exclusive right pursuant to those license agreements to manufacture, sell and otherwise practice any invention claimed in the licensor's patent applications related thereto and all patents issued in any country which correspond to those applications. The Company is obligated to pay royalties to the licensors based on sales of the products including certain minimum royalty amounts in order to maintain its exclusivity.

          The licensor of the Breathe Right nasal strip has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. Six of these patent applications have resulted in issued patents in the United States, including one with claims that cover the single-body construction of the Breathe Right nasal strip. The licensor of the Breathe Right nasal strip also has one patent application which is currently pending. In addition, that licensor has obtained patent protection on the Breathe Right nasal strip in several foreign countries and has various applications pending which seek further patent protection in these and a number of additional countries. The Company has two patent applications both pending in the U.S. and has filed a corresponding patent application seeking protection in several foreign countries to protect certain rights to nasal dilation technology that it acquired.

          The licensor of the FiberChoice chewable fiber tablet has filed at least two patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of this product which remain pending. The licensor of the Breathe Right aromatic nasal strip has filed at least three patent applications with the U.S. Patent and Trademark Office resulting in one issued patent so far. At least two patent applications for the FLAIR equine nasal strip have also been filed by the licensor thereof in the U.S. Patent and Trademark Office which have resulted in an issued U.S. patent. Each of these licensors has filed corresponding patent applications for acquiring patent protection in several foreign countries on the licensed products.

          Although the Company believes that its licensed patents on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products in the United States, there can be no assurance that the patents on the Breathe Right nasal strip, or any additional patents on this or other products issued, if any, will effectively foreclose the development of competitive products or that the Company will have sufficient resources to pursue enforcement of any patents issued. The Company does, however, intend to aggressively enforce the patents covering the Breathe Right nasal strip and its other products. In order to enforce any patents issued covering the Breathe Right nasal strip or any of its other products, the Company may have to engage in litigation, which may result in substantial cost to the Company and counterclaims against the Company. Any adverse outcome of such litigation could have a negative impact on the Company's business.

          The Company has in the past and is currently engaged in litigation to enforce its patent rights relating to the Breathe Right nasal strip. The Company has recently brought a suit in federal district court to enforce one of the licensed nasal strip patents. In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office of the patent involved which request was granted thus leaving the licensor to await further action on the part of the Office. (See Item 3, "Legal Proceedings").

          The Company has registered its Breathe Right trademark in the United States and in several foreign countries and is seeking further registration of that trademark and other trademarks. The Company has also licensed the right to a U.S. trademark registration for the FLAIR equine nasal strip product as well as the pending trademark application for the FiberChoice chewable fiber tablet.

Employees

          At March 15, 2000, the Company had 73 full-time and 3 part-time employees, of whom 18 were engaged in operations, 23 in general administration, 31 in marketing and sales and 4 in product development. There are no unions representing Company employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

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

Name and Age	Office

Daniel E. Cohen (47)	Chairman of the Board, Chief Executive Officer and Director

Marti Morfitt (42)	President, Chief Operating Officer and Director

M. W. Anderson, Ph.D (49)	Vice President of Product Development and Regulatory Affairs

Douglas G. Austin (45)	Vice President of Operations

David J. Byrd (46)	Vice President of Finance, Chief Financial Officer and Treasurer

Kirk P. Hodgdon (40)	Vice President of Business Development

John J. Keppeler (38)	Vice President of Worldwide Sales

Teri P. Osgood (36)	Vice President of U.S. Marketing

Carol J. Watzke (52)	Vice President of Consumer Strategy

          Daniel E. Cohen has served as the Company's Chairman of the Board since 1993, its Chief Executive Officer since 1989 and a director since 1982. He also served as the Company's Treasurer from 1982 to March of 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

          Marti Morfitt has served as the Company's President and Chief Operating Officer and a director since March 1998. From September of 1982 through February of 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May of 1997 to February of 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

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

          Douglas G. Austin has served as the Company's Vice President of Operations since December of 1998. Prior to joining the Company, Mr. Austin served as: Executive Vice President and Vice President of Operations for Ergotron, Inc., a manufacturer of computer mounting solutions, from February 1996 to December of 1998; Director of Logistics and Purchasing for Wilsons - The Leather Experts, a specialty retailer of leather garments and accessories, from March of 1993 to February of 1996; and Director of System Stores and General Purchasing of Northwest Airlines, Inc. from June of 1976 to October of 1992.

          David J. Byrd has served as the Company's Vice President of Finance and Chief Financial Officer since February of 1996 and its Treasurer since March of 1999. Prior to joining the Company, Mr. Byrd was Chief Financial Officer and Treasurer of Medisys, Inc., a health care services company, since 1991. From 1975 to 1991, Mr. Byrd was employed by Coopers & Lybrand, where he was a partner from 1986 to 1991. Mr. Byrd is a certified public accountant.

          Kirk P. Hodgdon has served as the Company's Vice President of Business Development since April of 1999, and has served as the Company's Vice President of Breathe Right Brand from 1998 to 1999 and as Vice President of Marketing from 1994 to 1998. Prior to joining the Company, Mr. Hodgdon served as: Vice President-Management Supervisor at Gage Marketing Communications, a marketing services company, from 1993 to 1994; Vice President - Account Supervisor at U.S. Communications, a marketing agency, from 1989 to 1993; and Marketing Manager at Land O'Lakes, Inc., a consumer foods cooperative, from 1988 to 1989.

          John J. Keppeler has served as the Company's Vice President of Worldwide Sales since August of 1999, and has served as the Company's Vice President of Sales from 1998 to 1999. From November of 1986 to June of 1998, Mr. Keppeler served in a series of sales and marketing positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Director of Category & Customer Development for the Green Giant and Progresso Business.

          Teri P. Osgood has served as the Company's Vice President of U.S. Marketing since December of 1999, of the Breathe Right Brand from April to December of 1999, and has served as the Company's Vice President of New Business Commercialization from 1998 to April of 1999. From August of 1990 to July of 1998, Ms. Osgood served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May of 1997 to July of 1998 as Business Team Leader for Old El Paso, and from October of 1995 to May of 1997 as Business Team Leader for Pizza Snacks. Prior to joining Pillsbury, Ms. Osgood was employed in marketing by the Kimberly Clark Corp., from 1988 to 1990.

          Carol J. Watzke has served as the Company's Vice President of Consumer Strategy since July of 1998. Prior to joining the Company, Ms. Watzke served in a series of positions of increasing responsibility since 1974 with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Consumer Insights Director from May of 1997 to July of 1998 and as Market Research Director, Green Giant Brands, from 1994 to 1997.

Item 2. PROPERTIES

          The Company leases approximately 80,000 square feet of office, manufacturing and warehouse space in Bloomington, Minnesota. The lease expires in December of 2000. Upon the expiration of that lease, the Company will be moving into a different facility that consists of approximately 73,000 square feet of office, manufacturing and warehouse space located in Eden Prairie, Minnesota. The new lease expires in December of 2011 and contains a renewal option.

Item 3. LEGAL PROCEEDINGS

          On July 20, 1999, the Company commenced a civil action in the United States District Court for the District of Minnesota, Case No. 99-CV-111 JMR/JGL, against JMS Labs Limited (USA), LLC, a/k/a/ JMS Labs Limited, asserting claims of patent infringement and Lanham Act violations. The Company contends that nasals strips manufactured, sold and/or offered for sale by JMS infringe United States Patent No. 5,533,499 (the "499 Patent"), and that JMS has made false and/or misleading statements concerning the characteristics and qualities of its own products and the Company's products. JMS filed an answer and counterclaim, denying the Company's claims and asserting a counterclaim for declaratory judgment that the 499 Patent is invalid, unenforceable and not infringed, and that the complained of statements are not false and misleading. The Company intends to vigorously defend against JMS's counterclaim. No discovery has been conducted in this action. JMS has also moved before the United States Patent and Trademark Office for re-examination of the 499 Patent.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "CNXS" since April 8, 1994. The following table sets forth the high and low last sale prices of the Company's Common Stock for the period indicated.

          Fiscal Year Ended December 31, 1999                                  High                  Low
                                                                               ----                  ----
          First Quarter........................................................4.06                  3.00
          Second Quarter.......................................................3.47                  2.81
          Third Quarter........................................................4.19                  3.47
          Fourth Quarter.......................................................7.19                  3.63

          Fiscal Year Ended December 31, 1998                                  High                  Low
                                                                               ----                  ----
          First Quarter........................................................7.75                  5.44
          Second Quarter.......................................................5.56                  3.91
          Third Quarter........................................................4.81                  3.38
          Fourth Quarter.......................................................5.06                  3.41

          On March 15, 2000, the last sale price of the Common Stock was $5.125 per share.

Shareholders

          As of March 15, 2000, there were approximately 800 owners of record of Common Stock and an estimated 9,000 beneficial holders whose shares were registered in the names of nominees.

Dividends

          The Company has never paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business considerations.

Recent Sales of Unregistered Securities

          On March 12, 1999, the Company issued two ten-year warrants to two individuals in connection with the Company's acquisition of certain intellectual property rights relating to the FLAIR equine nasal strip under a license agreement on that same date (the "Holders") between the Company and a business in which the Holders are principals. The warrants vest over a three-year period and entitle each of the Holders to purchase up to 25,000 shares of Common Stock of the Company at a purchase price of $3.4375 per share, the fair market value of the Common Stock of the Company on the date the warrants were issued. The Company also granted the Holders certain "piggyback" or "incidental" registration rights in connection with the shares of Common Stock acquired by the Holders upon exercise of the warrants. The Company believes that the issuance of the warrants was exempt under Section 4(2) of the Securities Act of 1933. The Company did not issue any unregistered securities during the quarter ended December 31, 1999.

Item 6. SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," all of which are included elsewhere in this Report. The Consolidated Statements of Operations and Balance Sheet data presented below as of and for the Years Ended December 31, 1997 through December 31, 1999 inclusive have been derived from the Company's Consolidated Financial Statements included elsewhere in this Report, which have been audited by KPMG LLP, independent certified public accountants.

FINANCIAL HIGHLIGHTS
(In thousands, except per share amounts)

                                                              Years ended December 31,
                                               1999         1998        1997        1996        1995
                                            ---------------------------------------------------------
Net sales                                   $ 46,050     $ 53,623    $ 66,957    $ 85,866    $ 48,631
Operating income (loss)                      (18,696)         701       9,644      21,743      12,398
Income (loss) from continuing operations     (13,757)       2,982       8,770      15,522      13,311
Net income (loss)                            (13,757)       2,982       8,770      15,522      14,076
Diluted net income (loss) per share
    from continuing operations                 (0.89)        0.16        0.44        0.78        0.72
Diluted net income (loss) per share            (0.89)        0.16        0.44        0.78        0.72

Working capital                             $ 50,183     $ 72,025    $ 76,919    $ 78,403    $ 25,855
Total assets                                  65,337       84,963      88,495      89,409      32,341
Stockholders' equity                          53,584       75,866      80,645      79,775      26,885

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In the opinion of the Company's management, the quarterly unaudited information set forth below has been prepared on the same basis as the audited financial information, and includes all adjustments (consisting only of normal, recurring adjustments) necessary to present this information fairly when read in conjunction with the Company's consolidated financial statements and notes thereto.

Overview

          The Company was founded in 1982. From 1987 until 1995, the Company designed, manufactured and marketed computer-based diagnostic devices for sleep disorders. Since 1995, the Company has focused primarily on the Breathe Right® nasal strip and divested itself of the assets related to its sleep disorders business. The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right nasal strip. Revenue from sales is recognized when earned, at the time products are shipped.

          The Company obtained the exclusive license to manufacture and sell the Breathe Right nasal strip in 1992 and received FDA clearance in October 1993 to market the Breathe Right nasal strip as a product that improves nasal breathing. In September 1994, the Company launched its consumer marketing program which was enhanced by broad media coverage of the use of Breathe Right nasal strips by professional football players. At the same time, a number of radio and television personalities provided unsolicited endorsements of the product on national radio and television.

          In August 1995, the Company signed an exclusive international distribution agreement with the 3M Company ("3M") to market Breathe Right nasal strips outside the U.S. and Canada. On September 30, 1999, the Company and 3M amended the distribution agreement in a manner that allows the Company to regain control of its international business on a phased schedule. In exchange for the one-time contract termination fee noted below, 3M is authorized to continue to distribute primarily on a non-exclusive basis until June 30, 2000. The international distribution agreement with 3M will terminate on June 30, 2000. The Company is currently adding distributors who will reintroduce nasal strips to Europe, Japan and Australia.

          In November 1995, the Company received FDA clearance to market the Breathe Right nasal strip for the reduction or elimination of snoring and began marketing programs emphasizing the related snoring benefits of the product. At the end of 1995, Breathe Right nasal strips were available in most domestic drug stores, mass merchants and warehouse clubs and a majority of grocery stores.

          In February 1996, the Company received FDA clearance to market the Breathe Right nasal strip for the temporary relief of nasal congestion and thereafter launched a media program to increase consumer awareness of the benefits of the product for this application. In June 1996, the Company received FDA clearance to market the Breathe Right nasal strip for the temporary relief of breathing difficulties due to a deviated nasal septum. In July 1996, U.S. Utility Patents were issued covering the basic invention of the Breathe Right nasal strip and additional elements incorporated in the product. During 1997, the Company became aware of a foreign reference to a nasal dilator, not commercially available, that the Company believed would result in narrower protection in the future from the patents licensed for Breathe Right nasal strips.

          During 1998, the Company strengthened its management team to add consumer packaged goods and new products experience and organized into focused business teams. The Company completed positioning research work to expand the Breathe Right brand and developed a road map for new product development. During 1999, the Company invested aggressively in marketing, selling and product development expenses to build the Breathe Right brand and position additional products for launch in 2000.

Operating Results

          The tables below set forth certain selected financial information of the Company and the percentage of net sales represented by certain items included in the Company's statements of income for the periods indicated.

                                           Three Months Ended                     Year               Three Months Ended              Year
                                     ------------------------------------------   Ended     -------------------------------------    Ended
                                        Mar 31,   Jun 30,   Sep 30,   Dec 31,     Dec 31,   Mar 31,  Jun 30,    Sep 30,   Dec 31,    Dec 31,
                                         1999      1999      1999       1999      1999      1999      1999       1999      1999      1999
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
                                                         (In thousands)
Domestic net sales                   $   11,811 $   7,994 $  10,151 $   15,106 $  45,062
International net sales                     123       191       312        362       988
                                       ---------  --------  --------  ---------  --------
    Net sales                            11,934     8,185    10,463     15,468    46,050     100.0%   100.0%    100.0%   100.0%   100.0%
Cost of goods sold                        4,688     3,629     3,992      6,049    18,358      39.3      44.3       38.2      39.1      39.9
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Gross profit                       7,246     4,556     6,471      9,419    27,692      60.7      55.7       61.8      60.9      60.1
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
Operating expenses:
    Marketing and selling                11,430     4,361     4,644     12,918    33,353      95.8      53.3       44.4      83.5      72.4
    General and administrative              803       824       941        815     3,383       6.7      10.1        9.0       5.3       7.3
    Product development                     979       843       782        702     3,306       8.2      10.3        7.5       4.5       7.2
    Contract termination fee                  0         0     6,345          0     6,345       0.0       0.0       60.6       0.0      13.8
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Total operating expenses          13,212     6,028    12,712     14,435    46,387     110.7      73.6      121.5      93.3     100.7
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Operating loss                    (5,966)   (1,472)   (6,241)    (5,016)  (18,695)    (50.0)    (18.0)     (59.6)    (32.4)    (40.6)
Investment income                           899       698       643        598     2,838       7.5       8.5        6.1       3.9       6.2
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Loss before income taxes      $   (5,067)$    (774)$  (5,598)$   (4,418)$ (15,857)    (42.5)%    (9.5)%    (53.5)%   (28.6)%   (34.4)%
                                       =========  ========  ========  =========  ========  ========  ========   ========  ========  ========

                                               Three Months Ended                     Year               Three Months Ended              Year
                                         ------------------------------------------   Ended     -------------------------------------    Ended
                                            Mar 31,   Jun 30,   Sep 30,   Dec 31,     Dec 31,   Mar 31,  Jun 30,    Sep 30,   Dec 31,    Dec 31,
                                             1998      1998      1998       1998      1998      1998      1998       1998      1998      1998
                                           ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
                                                             (In thousands)
Domestic net sales                       $   13,354 $  11,789 $  12,581 $   14,130 $  51,854
International net sales                       1,127       168       168        305     1,768
                                           ---------  --------  --------  ---------  --------
    Net sales                                14,481    11,957    12,749     14,435    53,622     100.0%   100.0%    100.0%   100.0%   100.0%
Cost of goods sold                            4,470     4,454     4,242      5,320    18,486      30.9      37.3       33.3      36.9      34.5
                                           ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Gross profit                          10,011     7,503     8,507      9,115    35,136      69.1      62.7       66.7      63.1      65.5
                                           ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
Operating expenses:
    Marketing and selling                     9,694     5,581     7,032      6,470    28,777      66.9      46.7       55.2      44.8      53.7
    General and administrative                1,047     1,167       810        596     3,620       7.2       9.8        6.4       4.1       6.8
    Product development                         395       589       540        515     2,039       2.7       4.9        4.2       3.6       3.8
                                           ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Total operating expenses              11,136     7,337     8,382      7,581    34,436      76.9      61.4       65.7      52.5      64.2
                                           ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Operating income (loss)               (1,125)      166       125      1,534       700      (7.8)      1.4        1.0      10.6       1.3
Investment income                               690       730       712        660     2,792       4.8       6.1        5.6       4.6       5.2
                                           ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Income (loss) before income taxes $     (435)$     896 $     837 $    2,194 $   3,492      (3.0)%     7.5%      6.6%    15.2%     6.5%
                                           =========  ========  ========  =========  ========  ========  ========   ========  ========  ========

                                           Three Months Ended                     Year               Three Months Ended              Year
                                     ------------------------------------------   Ended     -------------------------------------    Ended
                                        Mar 31,   Jun 30,   Sep 30,   Dec 31,     Dec 31,   Mar 31,  Jun 30,    Sep 30,   Dec 31,    Dec 31,
                                         1997      1997      1997       1997      1997      1997      1997       1997      1997      1997
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
                                                         (In thousands)
Domestic net sales                   $   16,909 $  12,623 $  12,352 $   18,718 $  60,602
International net sales                   2,486       970       291      2,608     6,355
                                       ---------  --------  --------  ---------  --------
    Net sales                            19,395    13,593    12,643     21,326    66,957     100.0%   100.0%    100.0%   100.0%   100.0%
Cost of goods sold                        6,245     4,456     3,897      6,695    21,293      32.2      32.8       30.8      31.4      31.8
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Gross profit                      13,150     9,137     8,746     14,631    45,664      67.8      67.2       69.2      68.6      68.2
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
Operating expenses:
    Marketing and selling                11,124     4,900     4,582     11,033    31,639      57.4      36.0       36.2      51.7      47.3
    General and administrative              762       812       933        768     3,275       3.9       6.0        7.4       3.6       4.9
    Product development                     202       289       246        369     1,106       1.0       2.1        1.9       1.7       1.7
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Total operating expenses          12,088     6,001     5,761     12,170    36,020      62.3      44.1       45.6      57.1      53.8
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Operating income                   1,062     3,136     2,985      2,461     9,644       5.5      23.1       23.6      11.5      14.4
Investment income                           710       777       773        716     2,976       3.7       5.7        6.1       3.4       4.4
                                       ---------  --------  --------  ---------  --------  --------  --------   --------  --------  --------
       Income before income taxes    $    1,772 $   3,913 $   3,758 $    3,177 $  12,620       9.1%    28.8%     29.7%    14.9%    18.8%
                                       =========  ========  ========  =========  ========  ========  ========   ========  ========  ========

1999 Compared to 1998

          Net Sales. Net sales were $46.1 million for 1999 compared to $53.6 million for 1998. While sales were down for the year, fourth quarter sales increased to $15.5 million for 1999 from $14.4 million for 1998 due to increased advertising expenditures. For the year 1999, domestic sales declined to $45.1 million from $51.9 for 1998. Slower sales for 1999 reflect both a lower level of advertising during the previous cough/cold season and the presence of competition. Retailer returns of product in conjunction with our introduction of new packaging also reduced sales.

          The Company has experienced in the past, and expects that it will continue to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to advertising levels and seasonality of sales as described below, as well as increases and decreases in purchases by distributors and retailers in anticipation of future demand by consumers.

          International sales decreased to $988,000 for 1999 from $1.8 million for 1998. The lower level of international sales for 1999 is attributable in large part to disappointing marketing results and continued high inventory levels at the Company's international distributor 3M. The distribution agreement with 3M has been terminated effective June 30, 2000. The Company is currently adding distributors who will reintroduce nasal strips to Europe, Japan and Australia. In addition the Company will take a more active role in international advertising and promotion.

          Gross Profit. Gross profit was $27.7 million for 1999 compared to $35.1 million for 1998. Gross profit as a percentage of net sales was 60.1% for 1999 compared to 65.5% for 1998. The lower gross profit as a percentage of net sales was primarily due to costs of the transition to new product packaging, lower sales and product mix.

          Marketing and Selling Expenses. Marketing and selling expenses were $33.4 million for 1999 compared to $28.8 million for 1998. This increase resulted primarily from a resumption in national television advertising during 1999 after no significant advertising in the fourth quarter of

1998. Marketing and selling expenses as a percentage of net sales increased to 72.4% in 1999 from 53.7% in 1998 reflecting the planned investment in advertising needed to return the Breathe Right brand to growth in the fourth quarter of 1999.

          General and Administrative Expenses. General and administrative expenses were $3.4 million for 1999 comparable to $3.6 million for 1998. General and administrative expenses as a percentage of net sales increased to 7.3% in 1999 from 6.7% in 1998 primarily as a result of the lower level of sales in 1999.

          Product Development Expenses. Product development expenses were $3.3 million for 1999 compared to $2.0 million for 1998. This increase resulted primarily from costs related to evaluation and testing of potential new products, including FLAIR equine nasal strips and FiberChoice chewable fiber tablets. Product development expenses as a percentage of net sales increased to 7.2% in 1999 from 3.8% in 1998.

          Contract Termination Fee. Contract termination fee of $6.3 million represents a one-time payment to 3M, the Company's international distributor, to terminate the international distribution agreement. The amount paid was negotiated, and is less than the amount called for in the original contract. The agreement allows the Company to regain control of the international business on a phased schedule that will be completed by June 30, 2000.

          Investment Income. Investment income was $2.8 million for 1999 and 1998.

          Income Tax Benefit (Expense). Income tax provision for 1999 was a benefit of $2.1 million compared to an expense of $510,000 for 1998. Due to tax loss carryforwards the income tax benefit for 1999 represents the remaining tax benefit available from carrying back current year losses, offset by a reserve against net deferred income tax assets. A high level of tax-exempt interest income impacted the effective income tax rate in 1998.

1998 Compared to 1997

          Net Sales. Net sales were $53.6 million for 1998 compared to $67.0 million for 1997. For the year 1998, domestic sales decreased to $51.9 million from $60.6 million for 1997. The decrease was primarily due to the failure of marketing efforts to generate the anticipated volume of new Breathe Right nasal strip users in the first quarter of 1998, a planned reduction in advertising expenditures during the fourth quarter of 1998 and the entry of a competitor at the end of 1998.

          International sales decreased to $1.8 million for 1998 from $6.4 million for 1997. The lower level of international sales in 1998 reflects continued high inventory levels at 3M.

          Gross Profit. Gross profit was $35.1 million for 1998 compared to $45.7 million for 1997. Gross profit as a percentage of net sales was 65.5% for 1998 compared to 68.2% for 1997. The lower gross profit as a percentage of net sales in 1998 was due primarily to a write off of inventory in anticipation of the introduction of new packaging, the inclusion of "20% More Free" Breathe Right nasal strips in packages for part of the year and the introduction of new products with lower gross profit margins.

          Marketing and Selling Expenses. Marketing and selling expenses were $28.8 million for 1998 compared to $31.6 million for 1997. This decrease resulted primarily from a planned reduction in national television advertising during the fourth quarter of 1998 and lower than expected coupon redemption. Marketing and selling expenses as a percentage of net sales increased to 53.7% in 1998 from 47.3% in 1997, reflecting the lower level of sales in 1998.

          General and Administrative Expenses. General and administrative expenses were $3.6 million for 1998 compared to $3.3 million for 1997. This increase resulted primarily from personnel expenses, including costs associated with the change of the Company's President, offset by a decrease in expenses from patent litigation that was settled during 1998. General and administrative expenses as a percentage of net sales increased to 6.7% in 1998 from 4.9% in 1997 primarily as a result of the lower level of sales in 1998.

          Product Development Expenses. Product development expenses were $2.0 million for 1998 compared to $1.1 million for 1997. This increase resulted primarily from costs related to evaluation and testing of potential new products. Product development expenses as a percentage of net sales increased to 3.8% in 1998 from 1.6% in 1997.

          Investment Income. Investment income was $2.8 million for 1998 compared to $3.0 million for 1997. This decrease resulted primarily from a higher level of investment in tax exempt municipal bonds in 1998.

          Income Tax Expense. Income tax expense for 1998 was $510,000 or 14.6% of income before income taxes compared to $3.9 million or 30.5% for 1997. The lower effective income tax rate was due primarily to the higher level of tax exempt interest income as a percentage of income before income taxes.

Seasonality

          The Company believes that approximately 50% of Breathe Right nasal strip users currently use the product for the temporary relief of nasal congestion or congestion related to snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold season.

Liquidity and Capital Resources

          At December 31, 1999, the Company had cash, cash equivalents and marketable securities of $38.9 million and working capital of $50.2 million.

          Operating Activities. The Company used cash in operations of approximately $12.1 million in 1999. The decreased cash flow in 1999 was primarily due to the net loss for the year. The Company generated cash from operations of $9.3 million in 1998 and $8.0 million in 1997. The increased cash flow in 1998 was primarily due to a change in operating assets and liabilities offset by a decrease in net income.

          Investing Activities. Sales and maturities of marketable securities exceeded purchases by $21.1 million in 1999. Net proceeds were used to fund the cash used in operations and purchase treasury shares. The Company's purchases of marketable securities equaled sales and maturities of marketable securities in 1998. Marketable securities purchased consisted of cash equivalents, corporate bonds, U.S. Government obligations and municipal bonds.

          The Company purchased $331,000 of property and equipment in 1999 and $1.1 million in 1998, primarily associated with the upgrade of management information systems.

          Financing Activities. The Company purchased 2.3 million shares of its common stock for $8.6 million in 1999 and purchased 1.9 million shares for $8.3 million in 1998. These treasury shares are to be used to meet the Company's obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions. The Company received $446,000 in 1999 and $239,000 in 1998 from the exercise of stock options.

          The Company believes that its existing funds will be sufficient to support its planned operations for the foreseeable future, including capital expenditures and possible future acquisitions of products that would complement existing operations.

Year 2000

          The Company evaluated the potential impact of what is commonly referred to as the Year 2000 issue, concerning the inability of certain information systems to properly recognize and process dates containing the year 2000 and beyond. The Company identified and tested its systems, and the test results indicated that these systems were Year 2000 compliant. The Company has experienced no Year 2000 system issues in 2000.

          The Company's direct costs for Year 2000 compliance were not significant and consisted primarily of costs related to the staff time devoted to Year 2000 compliance.

Recent Accounting Pronouncements

          In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard in 2001. The Company is in the process of evaluating SFAS No. 133 and its potential impact.

          In 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The Company adopted SOP 98-1 in 1999. Costs incurred prior to the initial application of the SOP were not adjusted to conform with SOP 98-1. The adoption did not have a material impact on the Company's financial position or results of operations.

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

          The table below provides information about the Company's cash and cash equivalents and marketable securities as of December 31, 1999:

                                                          (In thousands)

                                              Cost                           Fair Value
                                              ----                           ----------

         Due within one year                $19,137                            $19,091
         Due after one year
            through two years                16,207                             15,990
         Due after two years
            through three years               2,973                              2,916
                                            -------                            -------
                                            $38,317                            $37,997
                                            =======                            =======

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Balance Sheets of the Company as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income (Loss), and Cash Flows for each of the years in the three-year period ended December 31, 1999, the Notes to the Consolidated Financial Statements and the Report of KPMG LLP, independent certified public accountants, are listed under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information required under this Item with respect to directors is contained in the Section "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2000 (the "2000 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

          Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

          Information required under this item is contained in the section entitled "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required under this item is contained in the section entitled "Security Ownership of Principal Stockholders and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

Form 10-K Page Reference

	1.	Financial Statements.

		Independent Auditors' Report	F-1
		Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997	F-2
		Consolidated Balance Sheets as of December 31, 1999 and 1998	F-3
		Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 1999, 1998 and 1997	F-4
		Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997	F-5
		Notes to Consolidated Financial Statements	F-6

	2.	Financial Statement Schedules.

None.

	3.	Exhibits.

See "Exhibit Index" on the page following the Signature Page.

(b)	Reports on Form 8-K.

The Company did not file a report on Form 8-K during the fourth quarter ended December 31, 1999.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS, INC. ("Registrant")

Dated: March 27, 2000	By /s/ Daniel E. Cohen
Daniel E. Cohen Chairman of the Board, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 27, 2000 on behalf of the Registrant in the capacities indicated.

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
(Principal Executive Officer)

/s/ Marti Morfitt
Marti Morfitt
President, Chief Operating Officer and Director

/s/ David J. Byrd
David J. Byrd
Vice President of Finance, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Patrick Delaney
Patrick Delaney
Director

/s/ H. Robert Hawthorne
H. Robert Hawthorne
Director

/s/ R. Hunt Greene
R. Hunt Greene
Director

/s/ Andrew J. Greenshields
Andrew J. Greenshields
Director

/s/ Richard W. Perkins
Richard W. Perkins
Director

CNS, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Company's Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

3.2	Company's Amended and Restated By-Laws.

10.1*	CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2*	CNS, Inc. 1989 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-8, Commission File No. 33-29454).

10.3*	CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*	CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

10.5**	License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the 1992 Form S-2).

10.6	Distribution Agreement dated August 2, 1995 between the Company and Minnesota Mining and Manufacturing ("3M") incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

10.7	Amendment to August 2, 1995 Distribution Agreement between the Company and Minnesota Mining and Manufacturing company ("3M") dated effective September 30, 1999.

10.8	Supply Agreement dated May 17, 1995 between the Company and Minnesota Mining and Manufacturing Company ("3M") (incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K).

10.9**	License Agreement dated November 10, 1997 between the Company and Onesta Nutrition, Inc.

10.10**	License Agreement dated March 12, 1999 between the Company and WinEase LLC.

10.11**	License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk.

10.12*	Employment Agreement between the Company and Daniel E. Cohen dated February 12, 1999 (incorporated by referenced to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).

10.13*	Employment Agreement between the Company and Marti Morfitt dated February 12, 1999 (incorporated by referenced to Exhibit 10.10 to the 1998 Form 10-K).

10.14*	Employment Agreement between the Company and Kirk P. Hodgdon dated February 12, 1999 (incorporated by referenced to Exhibit 10.11 to the 1998 Form 10-K).

10.15*	Employment Agreement between the Company and David J. Byrd dated February 12, 1999 (incorporated by referenced to Exhibit 10.12 to the 1998 Form 10-K).

10.16*	Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit 10.13 to the 1998 Form 10-K).

10.17*	Employment Agreement between the Company and Teri P. Osgood dated February 12, 1999 (incorporated by referenced to Exhibit 10.14 to the 1998 Form 10-K).

10.18*	Employment Agreement between the Company and Carol J. Watzke dated February 12, 1999 (incorporated by referenced to Exhibit 10.15 to the 1998 Form 10-K).

10.19*	Employment Agreement between the Company and Douglas G. Austin dated February 12, 1999 (incorporated by referenced to Exhibit 10.16 to the 1998 Form 10-K).

10.20*	Employment Agreement between the Company and M. W. Anderson dated February 12, 1999 (incorporated by referenced to Exhibit 10.17 to the 1998 Form 10-K).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney (included on the signature page hereof).

27.1	Financial Data Schedule.

*Indicates Compensatory Agreement

**Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

Independent Auditors' Report

The Board of Directors and Stockholders
CNS, Inc.:

We have audited the accompanying consolidated balance sheets of CNS, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
January 19, 2000

CNS, INC.
Consolidated Statements of Operations
Years ended December 1999, 1998, and 1997

                                                                   1999             1998            1997
-------------------------------------------------------------------------------------------------------------

Net sales                                                     $  46,050,208    $  53,622,803   $  66,957,134
Cost of goods sold                                               18,358,435       18,484,608      21,292,995
-------------------------------------------------------------------------------------------------------------
                Gross profit                                     27,691,773       35,138,195      45,664,139
-------------------------------------------------------------------------------------------------------------

Operating expenses:
     Marketing and selling                                       33,353,549       28,777,148      31,638,518
     General and administrative                                   3,382,897        3,620,752       3,275,636
     Product development                                          3,306,162        2,039,411       1,105,790
     Contract termination fee                                     6,345,000                0               0
-------------------------------------------------------------------------------------------------------------
                Total operating expenses                         46,387,608       34,437,311      36,019,944
-------------------------------------------------------------------------------------------------------------

                Operating income (loss)                         (18,695,835)         700,884       9,644,195

Interest income                                                   2,595,779        2,790,780       2,976,121
Gain on sales of marketable securities                              242,567                0               0
-------------------------------------------------------------------------------------------------------------

                Income (loss) before income taxes               (15,857,489)       3,491,664      12,620,316

Income tax benefit (expense)                                      2,101,138         (510,000)     (3,850,000)
-------------------------------------------------------------------------------------------------------------

                Net income (loss)                             $ (13,756,351)   $   2,981,664   $   8,770,316
=============================================================================================================

Basic net income (loss) per share                             $        (.89)   $         .16   $         .46
=============================================================================================================

Weighted average number of common shares outstanding             15,435,000       18,079,000      19,119,000
=============================================================================================================

Diluted net income (loss) per share                           $        (.89)   $         .16   $         .44
=============================================================================================================
Weighted average number of common
     and assumed conversion shares outstanding                   15,435,000       18,249,000      19,802,000
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Balance Sheets
December 31, 1999 and 1998

                                         Assets                                1999            1998
-------------------------------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents                                            $    859,852    $    584,718
     Marketable securities                                                  37,997,409      59,796,952
     Accounts receivable, net of allowance for doubtful accounts
        of $280,000 in 1999 and $210,000 in 1998                            11,369,815       7,790,952
     Income taxes receivable                                                 3,177,771               0
     Inventories                                                             4,905,449       8,823,193
     Prepaid expenses and other current assets                               3,625,373       2,794,558
     Deferred income taxes                                                           0       1,332,000
-------------------------------------------------------------------------------------------------------
                   Total current assets                                     61,935,669      81,122,373

Property and equipment, net                                                  2,010,059       2,406,488
Product rights, net                                                          1,391,107       1,434,566
-------------------------------------------------------------------------------------------------------

                                                                          $ 65,336,835    $ 84,963,427
=======================================================================================================

                           Liabilities and Stockholders Equity
-------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                     $  5,422,031    $  4,993,462
     Accrued expenses                                                        6,330,730       3,419,187
     Accrued income taxes                                                            0         684,937
-------------------------------------------------------------------------------------------------------
                   Total current liabilities                                11,752,761       9,097,586
-------------------------------------------------------------------------------------------------------

Stockholders equity:
     Preferred stock - authorized 8,483,589 shares;
        none issued or outstanding                                                   0               0
     Common stock - $.01 par value; authorized 50,000,000 shares;
        issued and outstanding 19,294,570 shares in 1999 and 1998              192,946         192,946
     Additional paid-in capital                                             61,530,522      61,932,529
     Treasury shares -  at cost; 4,838,098 shares in 1999
        and 2,692,144 shares in 1998                                       (22,220,537)    (14,670,128)
     Retained earnings                                                      14,401,143      28,157,494
     Accumulated other comprehensive income (loss)                            (320,000)        253,000
-------------------------------------------------------------------------------------------------------
                   Total stockholders equity                               53,584,074      75,865,841

Commitments (notes 9 and 10)
-------------------------------------------------------------------------------------------------------

                                                                          $ 65,336,835    $ 84,963,427
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Stockholders Equity and Comprehensive Income (Loss)
Years ended December 31, 1999, 1998, and 1997

                                                          Common stock                               Treasury shares                       Accumulated
                                                    --------------------------    Additional    --------------------------                     other          Total
                                                       Number         Par           paid-in      Number                        Retained    comprehensive   stockholders'
                                                     of shares       value          capital     of shares        Cost          earnings    income (loss)      equity
------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                         19,145,445  $     191,454   $63,177,939              0   $          0   $16,405,514   $           0 $   79,774,907

    Stock issued in connection with
       Employee Stock Purchase Plan                         927             10         7,180         (1,489)         8,464              0              0         15,654
    Stock options exercised                              77,300            773       241,308        (37,000)        50,062              0              0        292,143
    Tax benefit from stock options
       exercised                                              0              0        70,000              0              0              0              0         70,000
    Warrants exercised                                   70,898            709          (709)             0              0              0              0              0
    Treasury shares purchased                                 0              0             0      1,000,000     (8,278,519)             0              0     (8,278,519)
    Comprehensive income:
       Net income for the year                                0              0             0              0              0      8,770,316              0      8,770,316
                                                                                                                                                             -----------
            Total comprehensive income                                                                                                                        8,770,316
------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                         19,294,570        192,946    63,495,718        961,511     (8,219,993)    25,175,830              0     80,644,501

    Stock issued in connection with
       Employee Stock Purchase Plan                           0              0       (25,349)        (5,467)        43,141              0              0         17,792
    Stock options exercised                                   0              0    (1,537,840)      (171,500)     1,776,871              0              0        239,031
    Treasury shares purchased                                 0              0             0      1,907,600     (8,270,147)             0              0     (8,270,147)
    Comprehensive income:
       Net income for the year                                0              0             0              0              0      2,981,664              0      2,981,664
       Unrealized gains on marketable securities
         net of income tax effect of $154,000                 0              0             0              0              0              0        253,000        253,000
                                                                                                                                                             -----------
            Total comprehensive income                                                                                                                        3,234,664
------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                         19,294,570        192,946    61,932,529      2,692,144    (14,670,128)    28,157,494        253,000     75,865,841

    Stock issued in connection with
       Employee Stock Purchase Plan                           0              0       (98,185)       (18,381)       151,404              0              0         53,219
    Stock options exercised                                   0              0      (413,822)      (108,065)       860,103              0              0        446,281
    Warrants issued                                           0              0       110,000              0              0              0              0        110,000
    Treasury shares purchased                                 0              0             0      2,272,400     (8,561,916)             0              0     (8,561,916)
    Comprehensive loss:
       Net loss for the year                                  0              0             0              0              0    (13,756,351)             0    (13,756,351)
       Unrealized losses on marketable securities
         net of income tax effect of $154,000                 0              0             0              0              0              0       (573,000)      (573,000)
                                                                                                                                                             -----------
            Total comprehensive loss                                                                                                                        (14,329,351)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                         19,294,570    $   192,946   $61,530,522      4,838,098   $(22,220,537)  $ 14,401,143   $   (320,000)   $53,584,074
========================================================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 1999, 1998, and 1997

                                                                                   1999              1998               1997
----------------------------------------------------------------------------------------------------------------------------------

Operating activities:
     Net income (loss)                                                     $     (13,756,351)   $     2,981,664   $     8,770,316
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                           1,029,148            854,702           460,044
           Warrants issued                                                           110,000                  0                 0
           Deferred income taxes                                                   1,486,000            284,000          (809,000)
           Changes in operating assets and liabilities:
              Accounts receivable                                                 (3,578,863)         3,601,049         3,273,730
              Inventories                                                          3,917,744           (198,530)         (309,837)
              Prepaid expenses and other current assets                           (4,008,586)           500,443        (1,647,946)
              Accounts payable and accrued expenses                                2,655,175          1,247,114        (1,783,688)
----------------------------------------------------------------------------------------------------------------------------------

                     Net cash provided by (used in) operating activities         (12,145,733)         9,270,442         7,953,619
----------------------------------------------------------------------------------------------------------------------------------

Investing activities:
     Purchases of marketable securities                                          (97,157,463)       (43,428,987)      (99,045,360)
     Sales and maturities of marketable securities                               118,230,006         43,497,271        89,926,317
     Payments for purchases of property and equipment                               (330,538)        (1,101,403)       (1,239,918)
     Payments for product rights                                                    (258,722)          (228,826)       (1,553,605)
     Redemption (purchase) of certificate of deposit, restricted                           0            359,898           (19,834)
----------------------------------------------------------------------------------------------------------------------------------

                     Net cash provided by (used in) investing activities          20,483,283           (902,047)      (11,932,400)
----------------------------------------------------------------------------------------------------------------------------------

Financing activities:
     Proceeds from the issuance of common stock
        under Employee Stock Purchase Plan                                            53,219             17,792            15,654
     Proceeds from the exercise of stock options                                     446,281            239,031           362,143
     Purchase of treasury shares                                                  (8,561,916)        (8,270,147)       (8,278,519)
----------------------------------------------------------------------------------------------------------------------------------

                     Net cash used in financing activities                        (8,062,416)        (8,013,324)       (7,900,722)
----------------------------------------------------------------------------------------------------------------------------------

                     Net increase (decrease) in cash and cash equivalents            275,134            355,071       (11,879,503)

Cash and cash equivalents:
     Beginning of year                                                               584,718            229,647        12,109,150
----------------------------------------------------------------------------------------------------------------------------------

     End of year                                                            $        859,852   $        584,718   $       229,647
==================================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                 $              0   $              0   $             0
     Cash paid during the year for income taxes                                      344,000            700,000         4,750,000
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Notes to Consolidated Financial Statements
December 31, 1999, 1998 and 1997

(1)	Summary of Significant Accounting Policies

Principles of Consolidation The accompanying consolidated financial statements include the accounts of CNS, Inc. and its subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Business The Company designs, manufactures and markets consumer products, primarily the Breathe Right® nasal strip. The Breathe Right nasal strip is a nonprescription, single use, disposable device that can temporarily relieve nasal congestion and reduce or eliminate snoring by improving nasal breathing. The Breathe Right nasal strip is sold over-the-counter in retail outlets, including mass merchant, drug, grocery and club stores. The Company has an international distribution agreement with 3M Company ("3M") to market Breathe Right nasal strips outside the U.S. and Canada, which was amended in 1999 to allow the Company to regain control of its international business on a phased schedule. The Company's agreement with 3M will terminate on June 30, 2000.

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

FairValue of Financial Instruments All financial instruments are carried at amounts that approximate fair value.

Cash Equivalents Cash equivalents consist primarily of money market funds.

Marketable Securities The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Any unrealized gains and losses are reflected as a separate component of stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, results in a charge to operations resulting in the establishment of a new cost basis for the security.

Inventories Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

Product Rights Product rights, consisting of patents, trademarks and other product rights, are stated at cost and are amortized over three to seven years using the straight-line method.

Stock Based Compensation The Company follows the disclosure requirements for employee stock based compensation plans and, accordingly, no compensation expense has been recognized.

Foreign Sales Foreign sales are made in U.S. dollars only. There are no currency conversions.

Advertising The Company expenses the production costs of advertising the first time the advertising runs.

Income Taxes Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Share Basic net income (loss) per share and diluted net (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed conversion shares were excluded from the net loss per share computation as their effect is antidilutive. Common stock options could potentially dilute basic earnings per share in future periods if the Company generates net income. Diluted net income per share has been computed based upon the weighted average number of common and assumed conversion shares outstanding during the year.

Comprehensive Income (Loss) Comprehensive income (loss) consists of the Company's net income (loss) and unrealized gains (losses) on marketable securities and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss). Comprehensive income (loss) is an additional disclosure in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

New Accounting Standards In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard in 2001. The Company is in the process of evaluating SFAS No. 133 and its potential impact.

(2)	Marketable Securities

Marketable securities, including estimated fair value based on quoted market prices or valuation models, are summarized as follows (in thousands):

                                                                     December 31
                                       -------------------------------------------------------------------------
                                                      1999                                 1998
                                       -------------------------------------------------------------------------
                                              Cost            Fair Value           Cost            Fair Value
----------------------------------------------------------------------------------------------------------------

Cash equivalents                       $            659   $            659  $          1,145   $          1,145
Certificates of deposit                           5,500              5,493                 0                  0
Corporate bonds                                  24,088             23,879             1,754              1,772
U.S. Government obligations                       8,070              7,966             1,309              1,316
Municipal bonds                                       0                  0            55,182             55,564
----------------------------------------------------------------------------------------------------------------

     Total marketable securities       $         38,317   $         37,997  $         59,390   $         59,797
================================================================================================================

Maturities of marketable securities at December 31, 1999 are as follows (in thousands):

                                              Cost    Fair Value
----------------------------------------------------------------

Due within one year                         $ 19,137   $ 19,091
Due after one year through three years        19,180     18,906
----------------------------------------------------------------

          Total marketable securities       $ 38,317   $ 37,997
================================================================

There were realized gains of $243,000 during 1999 and no realized gains or losses in 1998 or 1997.

(3)	Advertising

At December 31, 1999 and 1998, $1,762,000 and $445,000, respectively, of advertising costs were reported as assets. Advertising expense was $17,669,000 in 1999, $15,783,000 in 1998, and $21,160,000 in 1997.

(4)	Details of Selected Balance Sheet Accounts

Details of selected balance sheet accounts are as follows (in thousands):

                                                     1999         1998        1997
-------------------------------------------------------------------------------------

Allowance for doubtful accounts:
    Balance beginning of year                   $       210  $       210   $    210
    Plus provision for doubtful accounts                 96           43          5
    Less charge offs                                     26           43          5
-------------------------------------------------------------------------------------

          Balance end of year                   $       280  $       210   $    210
=====================================================================================

                                                                     December 31
                                                                ---------------------
                                                                  1999         1998
-------------------------------------------------------------------------------------

Inventories:
    Finished goods                                              $ 2,935      $ 6,364
    Work in process                                                  21          183
    Raw materials and component parts                             1,949        2,276
-------------------------------------------------------------------------------------

          Total inventories                                     $ 4,905      $ 8,823
=====================================================================================

Property and equipment:
    Production equipment                                        $   408      $   410
    Office equipment and information systems                      3,330        3,096
-------------------------------------------------------------------------------------
                                                                  3,738        3,506
    Less accumulated depreciation                                 1,728        1,100
-------------------------------------------------------------------------------------

             Property and equipment, net                        $ 2,010      $ 2,406
=====================================================================================

Product rights:
    Product rights                                             $  2,407     $  2,148
    Less accumulated amortization                                 1,016          713
-------------------------------------------------------------------------------------

             Product rights, net                               $  1,391     $  1,435
=====================================================================================

Accrued expenses:
    Promotions and allowances                                  $  3,106     $  1,632
    Royalties and commissions                                       678          665
    Salaries, incentives and paid time off                          991        1,016
    Packaging transition                                          1,426            0
    Other                                                           130          106
-------------------------------------------------------------------------------------

             Total accrued expenses                            $  6,331     $  3,419
=====================================================================================

(5)	Stockholders' Equity

Stock Options The Company's stock option plans allow for the grant of options to officers, directors, and employees to purchase up to 2,950,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of December 31, 1999.

Stock option activity under these plans is summarized as follows:

                                   Weighted-average                    Shares
                                    Exercise Price       Shares      Available
                                      Per Share       Outstanding    For Grant
-------------------------------------------------------------------------------

Balance at December 31, 1996        $    5.65           1,451,600       67,052
    Granted                              7.13             110,000     (110,000)
    Exercised                            2.56            (114,300)           0
    Canceled                            16.79             (90,000)      90,000
    Unused 1987 expired                   -                     0      (31,702)
    Amend 1994 Plan                       -                     0      750,000
-------------------------------------------------------------------------------

Balance at December 31, 1997             5.29           1,357,300      765,350
    Granted                              4.92             634,700     (634,700)
    Exercised                            1.39            (171,500)           0
    Canceled                            10.71            (240,000)     240,000
-------------------------------------------------------------------------------

Balance at December 31, 1998             4.74           1,580,500      370,650
    Granted                              3.05             353,000     (353,000)
    Exercised                            4.16            (115,010)           0
    Canceled                             4.00             (47,100)      47,100
-------------------------------------------------------------------------------

Balance at December 31, 1999        $    4.47           1,771,390       64,750
===============================================================================

Information on outstanding and currently exercisable options by price range as of December 31, 1999, is summarized as follows:

                                Weighted-     Weighted-                    Weighted-
                    Total        average       average     Exercisable      average
  Price Range     Number of     Remaining      Exercise     Number of      Exercise
   Per Share       Shares     Life (Years)      Price         Shares         Price
---------------------------------------------------------------------------------------
$ 1.69 - 2.31          37,100      1.8       $   1.97             37,100 $    1.97
  2.81 - 3.94         719,000      7.0           3.12            369,400      3.20
  4.13 - 5.00         309,590      8.5           4.70            102,456      4.69
  5.44 - 7.25         697,700      5.6           5.81            574,200      5.80
     11.38              8,000       .3          11.38              8,000     11.38
                -------------                             ---------------
                    1,771,390                                  1,091,156
                =============                             ===============

At December 31, 1999, the weighted-average remaining contractual life of outstanding options was 6.6 years. At December 31, 1999, 1998 and 1997, currently exercisable options aggregated 1,091,156, 1,051,800 and 958,100 shares of common stock, respectively and the weighted-average exercise price of those options was $4.73, $4.62 and $3.87, respectively.

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 is estimated as $1.98, $3.20 and $2.38, respectively on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 65%; risk-free interest rate of 6.00% in 1999, 6.00% in 1998 and 6.25% in 1997; and an expected life of 6 years.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and diluted earnings per share would have been reduced by approximately $950,000, or $.06 per share in 1999, $1,300,000, or $.07 per share in 1998 and $530,000, or $.03 per share in 1997.

Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company's common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan of which employees as of December 31, 1999 have purchased 162,650 shares.

Warrants During 1997 and 1995, warrants to purchase a total of 100,000 shares at $2.75 were exercised. The warrants had been issued in connection with an agreement to license a product.

In connection with agreements to license certain intellectual property rights to potential products, licensers were issued warrants. During 1999, warrants were issued to purchase 50,000 shares of the Company's common stock exercisable at a price of $3.44 per share exercisable evenly over the next three years and for a period of 10 years. The issuance of the warrants resulted in an expense of $110,000. Warrants were issued during 1997 to purchase 25,000 shares at a price of $8.00 per share exercisable when the potential products are marketed and for a period of five years. None of these warrants are currently exercisable.

Preferred Stock At December 31, 1999, the Company is authorized to issue 1,000,000 shares of Series A Junior Participating Preferred Stock upon a triggering event under the Company's stockholders' rights plan and is authorized to issue up to an additional 7,483,589 shares of undesignated preferred stock.

(6)	Income Taxes

Income tax expense (benefit) for the three years ended December 31, 1999, is as follows (in thousands):

                                           Current     Deferred      Total
-----------------------------------------------------------------------------
1999:
   Federal                                $ (3,917)    $  1,816    $ (2,101)
   State                                         0            0           0
-----------------------------------------------------------------------------

          Income tax expense (benefit)    $ (3,917)    $  1,816    $ (2,101)
=============================================================================

1998:
   Federal                                $    128     $    184    $    312
   State                                        98          100         198
-----------------------------------------------------------------------------

               Income tax expense         $    226     $    284    $    510
=============================================================================

1997:
   Federal                                $  4,154     $  (728)    $  3,426
   State                                       505         (81)         424
-----------------------------------------------------------------------------

          Income tax expense (benefit)    $  4,659     $  (809)    $  3,850
=============================================================================

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

                                                 1999        1998          1997
-----------------------------------------------------------------------------------

Computed tax expense (benefit)                $ (5,550)    $ 1,222      $  4,417
State taxes, net of federal benefit               (431)         64           331
Tax exempt interest                               (178)       (789)         (765)
Benefit of foreign sales corporation                 0           0          (127)
Change in deferred tax valuation allowance       3,932           0             0
Other                                              126          13            (6)
-----------------------------------------------------------------------------------

          Actual tax expense (benefit)        $ (2,101)    $   510      $  3,850
===================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 1999 and 1998 are presented below (in thousands):

                                                         December 31
                                                  ------------------------
                                                      1999        1998
--------------------------------------------------------------------------

Deferred tax assets:
   Inventory items                                $     677   $     659
   Accounts receivable allowance                        104          78
   Product rights                                       181         113
   Accrued expenses                                   1,835         710
   Net operating loss and credit carryforwards        1,124           0
   Unrealized loss on marketable securities             122           0
--------------------------------------------------------------------------
                                                      4,043       1,560
Less valuation allowance                              3,932           0
--------------------------------------------------------------------------
                                                        111       1,560
--------------------------------------------------------------------------

Deferred tax liabilities:
   Unrealized gains on marketable securities              0        (154)
   Property and equipment                              (111)        (74)
--------------------------------------------------------------------------
                                                       (111)       (228)
--------------------------------------------------------------------------

          Net deferred tax assets                 $       0   $   1,332
==========================================================================

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level on historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred assets as of December 31, 1999.

As of December 31, 1999, the Company has reported federal net operating loss carryforwards of approximately $1,700,000. The federal net operating loss carryforwards expire in 2009.

(7)	Sales

The Company had one significant customer who accounted for approximately 24% of total sales in 1999 and 20% of total sales in 1998 and two significant customers, including 3M Company, who accounted for approximately 28% of total sales in 1997. Accounts receivable from this customer as of December 31, 1999 and 1998 were $4,330,000 and $1,013,000, respectively. Sales by geographic area are as follows (in thousands):

                            1999        1998        1997
-----------------------------------------------------------

Domestic                 $  45,062   $  51,855   $  60,602
International                  988       1,768       6,355
-----------------------------------------------------------

          Total sales    $  46,050   $  53,623   $  66,957
===========================================================

(8)	Contract Termination Fee

On September 30, 1999, the Company and 3M amended the international distribution agreement in a manner that allows the Company to regain control of its international business on a phased schedule. In exchange for the 1999 payment of a one-time contract termination fee of $6,345,000, the international distribution agreement with 3M will terminate on June 30, 2000.

(9)	License Agreements

The Company has agreements to exclusively license intellectual property rights to certain products. Royalties due under these agreements are based on various percentages of net sales. To maintain the Company's licenses, it must make minimum royalty payments of $1,250,000 each year until patents for the products expire. Royalty expense was $1,477,000 in 1999, $1,509,000 in 1998 and $1,995,000 in 1997.

(10)	Operating Leases

The Company leases equipment and office space under noncancelable operating leases that have initial or noncancelable lease terms in excess of one year. Future minimum lease payments due in accordance with these leases as of December 31, 1999 are as follows (in thousands):

Year ending December 31,                       Amount
---------------------------------------------------------

2000                                       $         481
2001                                                 697
2002                                                 711
2003                                                 725
2004                                                 727
Later years                                        4,599
---------------------------------------------------------

         Future minimum lease payments     $       7,940
=========================================================

Total rental expense for operating leases was $555,000 in 1999, $564,000 in 1998, and $471,000 in 1997.

(11)	Earnings Per Share

A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

                                                   1999         1998        1997
----------------------------------------------------------------------------------

Weighted average common shares outstanding        15,435       18,079      19,119
Assumed conversion of stock options                    0          170         682
Assumed conversion of warrants                         0            0           1
----------------------------------------------------------------------------------
Average common and assumed Conversion shares      15,435       18,249      19,802
==================================================================================

Options and warrants to purchase 1,846,390 shares of common stock with a range of exercise prices from $1.69 to $11.38 per share were outstanding during 1999 but were not included in the computation of 1999 diluted earnings per share because the effect would be anti-dilutive. The options expire from 2000 to 2009.