Form 10-Q
period 2000-03-31
CNS INC /DE/
filed 2000-05-10
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended March 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Transition Period from _______________ to _______________


                        COMMISSION FILE NUMBER: 0 - 16612


                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    41-1580270
      ------------------                                   ----------
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


                           YES      X                NO
                                ------------              ------------


At April 30, 2000, 14,396,561 shares of common stock were outstanding.

                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                      CNS, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                                           March 31,          December 31,
                                                                             2000                 1999
                                                                         ------------         ------------
                                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                            $     35,942         $    859,852
     Marketable securities                                                 33,666,962           37,997,409
     Accounts receivable, net                                               6,790,467           11,369,815
     Income taxes receivable                                                3,179,644            3,177,771
     Inventories                                                            3,987,838            4,905,449
     Prepaid expenses and other current assets                              1,855,822            3,625,373
                                                                         ------------         ------------
          Total current assets                                             49,516,675           61,935,669
Property and equipment, net                                                 1,879,395            2,010,059
Product rights, net                                                         1,335,629            1,391,107
                                                                         ------------         ------------
                                                                         $ 52,731,699         $ 65,336,835
                                                                         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                  5,083,484           11,752,761
                                                                         ------------         ------------
          Total current liabilities                                         5,083,484           11,752,761
                                                                         ------------         ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                                0                    0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares                           192,946              192,946
     Additional paid-in capital                                            61,447,405           61,530,522
    Treasury shares - at cost; 4,886,009 shares at March 31, 2000
        and 4,838,098 shares at December 31, 1999                         (22,386,107)         (22,220,537)
     Retained earnings                                                      8,713,971           14,401,143
     Accumulated other comprehensive loss                                    (320,000)            (320,000)
                                                                         ------------         ------------
          Total stockholders' equity                                       47,648,215           53,584,074
                                                                         ------------         ------------

                                                                         $ 52,731,699         $ 65,336,835
                                                                         ============         ============

                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                              CNS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                            ---------------------------------
                                                                 2000               1999
                                                            ------------         ------------
Net sales                                                   $ 14,633,046         $ 11,934,437
Cost of goods sold                                             4,845,501            4,688,341
                                                            ------------         ------------
     Gross profit                                              9,787,545            7,246,096
                                                            ------------         ------------
Operating expenses:
     Marketing and selling                                    14,312,046           11,407,965
     General and administrative                                1,173,948              802,904
     Product development                                         487,136            1,000,782
                                                            ------------         ------------
          Total operating expenses                            15,973,130           13,211,651
                                                            ------------         ------------
          Operating loss                                      (6,185,585)          (5,965,555)

Investment income                                                498,413              898,646
                                                            ------------         ------------
     Loss before income taxes                                 (5,687,172)          (5,066,909)
Income tax benefit                                                     0            2,100,000
                                                            ------------         ------------
     Net loss                                               $ (5,687,172)        $ (2,966,909)
                                                            ============         ============

Basic and diluted net loss per share                        $      (0.39)        $      (0.18)
                                                            ============         ============

Weighted average number of common shares outstanding          14,400,000           16,400,000
                                                            ============         ============

Weighted average number of common and
     assumed conversion shares outstanding                    14,400,000           16,400,000
                                                            ============         ============




             The accompanying notes are an integral part
              of the consolidated financial statements.

                                  CNS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                                       Three Months Ended
                                                                 -------------------------------
                                                                            March 31,
                                                                     2000                1999
                                                                 -----------         -----------
Operating activities:
     Net loss                                                    $(5,687,172)        $(2,966,909)
     Adjustments to reconcile net loss to
              net cash from operating activities:
         Depreciation and amortization                               251,129             261,870
         Changes in operating assets and liabilities:
            Accounts receivable                                    4,579,348           1,372,312
            Inventories                                              917,611           1,490,869
            Prepaid expenses and other current assets              1,769,913            (460,910)
            Accounts payable and accrued expenses                 (6,671,512)         (1,457,015)
                                                                 -----------         -----------
                 Net cash from operating activities               (4,840,683)         (1,759,783)
                                                                 -----------         -----------
Investing activities:
     Net change in marketable securities                           4,330,447           5,368,979
     Payments for purchases of property and equipment                (47,362)            (45,903)
     Payments for product rights                                     (17,624)               (115)
                                                                 -----------         -----------
                 Net cash from investing activities                4,265,461           5,322,961
                                                                 -----------         -----------
Financing activities:
     Purchase of treasury shares                                    (248,688)         (2,937,741)
                                                                 -----------         -----------
                  Net cash from financing activities                (248,688)         (2,937,741)
                                                                 -----------         -----------
                  Net change in cash and cash equivalents           (823,910)            625,437
Cash and cash equivalents:
     Beginning of period                                             859,852             584,718
                                                                 -----------         -----------
     End of period                                               $    35,942         $ 1,210,155
                                                                 ===========         ===========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying consolidated financial statements as of March 31, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1999, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Comprehensive Income (Loss)

A reconciliation of total comprehensive income (loss) is as follows:

                                                                    Three Months Ended
                                                                        March 31,
                                                            -------------------------------------
                                                                  2000               1999
                                                            ------------------ ------------------
      Net loss                                                   ($5,687,172)       ($2,966,909)
      Change in unrealized loss on marketable
        securities, net of income tax                                      0           (253,000)
                                                            ------------------ ------------------
      Total comprehensive loss                                   ($5,687,172)       ($3,219,909)
                                                            ------------------ ------------------

Note 3 - Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows:

                                                                    Three Months Ended
                                                                        March 31,
                                                            -------------------------------------
                                                                  2000               1999
                                                            ------------------ ------------------
      Average common shares outstanding                            14,400,000         16,400,000
      Assumed conversion of stock options                                   0                  0
                                                            ------------------ ------------------
      Average common and assumed
           conversion shares                                       14,400,000         16,400,000
                                                            ------------------ ------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company will begin marketing FiberChoice(TM) chewable tablets, an innovative bulk fiber supplement in the second quarter of 2000.

Results of Operations

Net sales increased 22.6% to $14.6 million for the first quarter of 2000 compared to $11.9 million for the same quarter of 1999. The increase was a result of advertising Breathe Right nasal strips over the entire 1999/2000 cough-cold season versus only a portion of the season last year and retailers working off excess inventory last year.

Gross profit was $9.8 million for the first quarter of 2000 compared to $7.2 million for the same quarter of 1999. Gross profit as a percentage of net sales increased to 66.9% for the first quarter of 2000 compared to 60.7% for the same quarter of 1999. The lower gross profit last year resulted primarily from the inclusion of free Breathe Right nasal strips in packages and costs to rework product into new packaging.

Marketing and selling expenses were $14.3 million for the first quarter of 2000 compared to $11.4 million for the same quarter of 1999. This increase resulted primarily from planned spending on advertising and promotion during this cough-cold season to restart growth of the Breathe Right brand.

General and administrative expenses were $1.2 million for the first quarter of 2000 compared to $803,000 for the same quarter of 1999. This increase resulted primarily from business development expenses.

Product development expenses were $487,000 for the first quarter of 2000 compared to $1.0 million for the same quarter of 1999. This decrease represents the substantial completion of development expenses for new products that the Company expects to introduce later this year.

Operating loss for the first quarter of 2000 was $6.2 million comparable to $6.0 million for the same quarter of 1999.

Investment income was $498,000 for the first quarter of 2000 compared to $899,000 for the same quarter of 1999. The decrease was primarily from net gains last year on the sale of marketable securities resulting from the repositioning of the investment portfolio to taxable investments.

There was no income tax benefit for the first quarter of 2000 due to tax loss carryforwards.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash, cash equivalents and marketable securities of $33.7 million and working capital of $44.4 million.

The Company used cash from operations of $4.8 million for the first quarter of 2000 compared with $1.8 million for the same quarter of 1999. The use of cash in 2000 was due to the net loss offset by a net decrease in operating assets and liabilities.

The Company had net sales of $4.3 million of marketable securities in the first quarter of 2000.

The Company repurchased 58,000 shares of common stock for $249,000 in the first quarter of 2000. Since 1997, the Company has repurchased 5.2 million shares at an average price per share of $4.84. The shares of common stock are available for use by the Company to meet its obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Forward Looking Statements

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company's revenue and profitability is primarily reliant on sales of Breathe Right(R) nasal strips;
(ii) the Company's success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of its patents on the Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation; (iv) the Company operates in competitive markets where recent and potential entrants in the nasal dilation segment pose greater competitive challenges than those faced by the Company in the past; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products and anticipates that there will be substantial costs, expenses and risks associated with the introduction of new products during 2000, including those associated with the introduction of the Company's FiberChoiceTM chewable fiber tablets; (vii) the Company is currently establishing its own channels for distributing its nasal strip products in international markets, and there can be no assurance that the Company's efforts to develop its international distribution will be successful; (viii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (ix) the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company's risk to interest rate fluctuations has not materially changed since December 31, 1999. See Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

              See Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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




                                           CNS, Inc.
                                           ------------------------------------
                                           Registrant





Date:             May 10, 2000             By:      /s/  Marti Morfitt
     ----------------------------------    ------------------------------------
                                           Marti Morfitt
                                           President & Chief Operating Officer





Date:             May 10, 2000             By:      /s/  David J. Byrd
     ----------------------------------    ------------------------------------
                                           David J. Byrd
                                           Vice President of Finance, Chief
                                           Financial Officer and Treasurer