Form 10-Q
period 2000-06-30
CNS INC /DE/
filed 2000-07-24
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended June 30, 2000.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

              For the Transition Period from__________to__________


                        COMMISSION FILE NUMBER: 0-16612


                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    41-1580270
       ---------------------------------                    ----------
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


                    YES ____X____      NO _________


At July 14, 2000, 14,420,902 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    CNS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                         2000             1999
                                                                     ------------     ------------
ASSETS                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                       $  2,402,104     $    859,852
     Marketable securities                                             34,484,076       37,997,409
     Accounts receivable, net                                           6,290,395       11,369,815
     Income taxes receivable                                                    0        3,177,771
     Inventories                                                        3,932,046        4,905,449
     Prepaid expenses and other current assets                          2,388,378        3,625,373
                                                                     ------------     ------------
          Total current assets                                         49,496,999       61,935,669

Property and equipment, net                                             1,754,952        2,010,059
Product rights, net                                                     1,367,210        1,391,107
                                                                     ------------     ------------
                                                                     $ 52,619,161     $ 65,336,835
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                              5,695,617       11,752,761
                                                                     ------------     ------------
          Total current liabilities                                     5,695,617       11,752,761
                                                                     ------------     ------------
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                            0                0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares                       192,946          192,946
     Additional paid-in capital                                        61,284,774       61,530,522
     Treasury shares - at cost; 4,873,668 at June 30, 2000 and
        4,838,098 at December 31, 1999                                (22,239,293)     (22,220,537)
     Retained earnings                                                  8,005,117       14,401,143
     Accumulated other comprehensive loss                                (320,000)        (320,000)
                                                                     ------------     ------------
          Total stockholders' equity                                   46,923,544       53,584,074
                                                                     ------------     ------------
                                                                     $ 52,619,161     $ 65,336,835
                                                                     ============     ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   CNS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    Three Months Ended                 Six Months Ended
                                                        June 30,                           June 30,
                                              -----------------------------     -----------------------------
                                                  2000             1999             2000             1999
                                              ------------     ------------     ------------     ------------
Net sales                                     $ 13,303,403     $  8,184,611     $ 27,936,449     $ 20,119,048
Cost of goods sold                               5,110,029        3,629,295        9,955,530        8,317,636
                                              ------------     ------------     ------------     ------------
     Gross profit                                8,193,374        4,555,316       17,980,919       11,801,412
                                              ------------     ------------     ------------     ------------
Operating expenses:
     Marketing and selling                       7,876,120        4,360,526       22,188,166       15,766,465
     General and administrative                  1,177,695          779,387        2,351,644        1,604,292
     Product development                           414,297          888,059          901,432        1,868,867
                                              ------------     ------------     ------------     ------------
          Total operating expenses               9,468,112        6,027,972       25,441,242       19,239,624
                                              ------------     ------------     ------------     ------------
          Operating loss                        (1,274,738)      (1,472,656)      (7,460,323)      (7,438,212)
Investment income                                  565,884          698,431        1,064,297        1,597,078
                                              ------------     ------------     ------------     ------------
     Loss before income taxes                     (708,854)        (774,225)      (6,396,026)      (5,841,134)
Income tax benefit                                       0          250,000                0        2,350,000
     Net loss                                 $   (708,854)    $   (524,225)    $ (6,396,026)    $ (3,491,134)
                                              ============     ============     ============     ============

Basic and diluted net loss per share          $       (.05)    $       (.03)    $       (.44)    $       (.22)
                                              ============     ============     ============     ============

Weighted average number of common
     shares outstanding                         14,397,000       15,570,000       14,413,000       15,991,000
                                              ============     ============     ============     ============
Weighted average number of common and
     assumed conversion shares outstanding      14,397,000       15,570,000       14,413,000       15,991,000
                                              ============     ============     ============     ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   CNS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                              ------------------------------
                                                                  2000              1999
                                                              ------------      ------------
Operating activities:
     Net loss                                                 $ (6,396,026)     $ (3,491,134)
     Adjustments to reconcile net loss to net cash
              from operating activities:
         Depreciation and amortization                             505,012           516,196
         Changes in operating assets and liabilities:
            Accounts receivable                                  5,079,420         4,152,785
            Inventories                                            973,403         1,504,440
            Prepaid expenses and other current assets            1,236,995           990,186
            Accounts payable and accrued expenses               (2,879,735)       (4,309,564)
                                                              ------------      ------------
                 Net cash from operating activities             (1,480,931)         (637,091)
                                                              ------------      ------------
Investing activities:
     Change in marketable securities                             3,513,333         5,709,595
     Payments for purchases of property and equipment             (101,577)         (208,113)
     Payments for product rights                                  (124,069)             (115)
                                                              ------------      ------------
                 Net cash from investing activities              3,287,687         5,501,367
                                                              ------------      ------------
Financing activities:
     Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                        38,183            16,332
     Purchase of treasury shares                                  (302,687)       (4,546,829)
                                                              ------------      ------------
                  Net cash from financing activities              (264,504)       (4,530,497)
                                                              ------------      ------------
                  Net change in cash and cash equivalents        1,542,252           333,779
Cash and cash equivalents:
     Beginning of period                                           859,852           584,718
                                                              ------------      ------------
     End of period                                            $  2,402,104      $    918,497
                                                              ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying consolidated financial statements as of June 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Form 10-K report for the year ended December 31, 1999, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Comprehensive Loss

A reconciliation of total comprehensive loss is as follows:

                                              Three Months Ended                Six Months Ended
                                                   June 30,                          June 30,
                                      ------------------------------------------------------------------
                                            2000             1999             2000             1999
                                      ------------------------------------------------------------------
Net loss                               $   (708,854)    $   (524,225)    $ (6,396,026)    $ (3,491,134)
Unrealized loss on marketable
    Securities net of income tax                  0         (140,000)               0         (140,000)
                                      ------------------------------------------------------------------
Total comprehensive loss               $   (708,854)    $   (664,225)    $ (6,396,026)    $ (3,631,134)
                                      ------------------------------------------------------------------

Note 3 - Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows:

                                              Three Months Ended                Six Months Ended
                                                   June 30,                          June 30,
                                      ------------------------------------------------------------------
                                            2000             1999             2000             1999
                                      ------------------------------------------------------------------
Average common shares outstanding        14,397,000       15,570,000       14,413,000       15,991,000
Assumed conversion of stock options               0                0                0                0
                                      ------------------------------------------------------------------
Average common and assumed
    Conversion shares                    14,397,000       15,570,000       14,413,000       15,991,000
                                      ------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company began marketing FiberChoice(TM) chewable tablets, an innovative bulk fiber supplement, in the second quarter of 2000.

Results of Operations

Net sales were $13.3 million for the second quarter of 2000 compared to $8.2 million for the same quarter of 1999 and were $27.9 million for the first six months of 2000 compared to $20.1 million for the same period of 1999.

Domestic sales increased to $12.7 million from $8.0 million in the second quarter of 1999 and for the first six months of 2000 were $27.0 million compared to $19.8 million for the same period of 1999. Increased sales this period reflect initial shipments of FiberChoice chewable tablets to retailers and increased Breathe Right nasal strip sales. Breathe Right strip sales continued to grow, in part, due to congestion related advertising during the previous cough/cold season. In addition, 1999 second quarter sales were reduced by reserves for anticipated returns of product in connection with the introduction of new packaging last year.

International sales were $606,000 for the second quarter of 2000 compared to $191,000 for the same quarter of 1999 and were $902,000 for the first six months of 2000 compared to $314,000 for the same period of 1999. The higher level of international sales for 2000 represents initial shipments of Breathe Right nasal strips to the Company's new international distributors in Europe and Australia.

Gross profit was $8.2 million or 61.6% of net sales for the second quarter of 2000 compared to $4.6 million or 55.7% for the same quarter of 1999 and was $18.0 million or 64.4% for the first six months of 2000 compared to $11.8 million or 58.7% for the same period of 1999. The second quarter 2000 gross profit was impacted by the lower gross profit on FiberChoice sales, especially the 10-count trial size. The lower gross profit percentage in 1999 was primarily due to costs for the transition of Breathe Right nasal strips to new product packaging.

Marketing and selling expenses were $7.9 million for the second quarter of 2000 compared to $4.4 million for the same quarter of 1999 and were $22.2 million for the first six months of 2000 compared to $15.8 million for the same period in 1999. The increase for the second quarter resulted primarily from advertising and promotion spending for the FiberChoice launch and Breathe Right nasal strip snoring related advertising and promotion.

General and administrative expenses were $1.2 million for the second quarter of 2000 compared to $779,000 for the same quarter of 1999 and were $2.4 million for the first six months of 2000 compared to $1.6 million for the same period in 1999. This increase resulted primarily from business development expenses.

Product development expenses were $414,000 for the second quarter of 2000 compared to $888,000 for the same quarter of 1999 and were $901,000 for the first six months of 2000 compared to $1.9 million for the same period in 1999. This decrease represents the substantial completion of development expenses for new products the Company is introducing this year.

Investment income was $566,000 for the second quarter of 2000 compared to $698,000 for the same quarter of 1999 and was $1.1 million for the first six months of 2000 compared to $1.6 million for the same period in 1999. The decrease was due to a lower level of invested funds in 2000 and net gains last year on the sale of marketable securities resulting from the repositioning of the investment portfolio to taxable investments.

There was no income tax benefit in 2000 due to tax loss carryforwards.

Net loss for the second quarter of 2000 was $709,000 or $.05 per share compared to $524,000 or $.03 per share for the same quarter of 1999 and was a loss of $6.4 million or $.44 per share for the first six months of 2000 compared to $3.5 million or $.22 per share for the same period of 1999. This decrease was due primarily to no income tax benefit and lower investment income in 2000.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents and marketable securities of $36.9 million and working capital of $43.8 million.

The Company used cash for operations of $1.5 million for the first six months of 2000 compared to $637,000 for the same period of 1999. The use of cash in 2000 was due to the net loss offset by a net decrease in operating assets and liabilities.

The Company had net sales of $3.5 million of marketable securities and purchased $225,000 of property, equipment and property rights in the first six months of 2000.

The Company repurchased 70,000 shares of common stock for $303,000 in the first six months of 2000. Since 1997, the Company has repurchased 5.3 million shares at an average price per share of $4.84. The shares of common stock are available for use by the Company to meet its obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that it's existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Forward-Looking Statements

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company's revenue and profitability is primarily reliant on sales of Breathe Right(R) nasal strips;
(ii) the Company's success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of its patents on the Breathe Right nasal strip technology which have been, and in the future could be, the subject of litigation, and may be impacted by the outcome of the pending re-examination of one such patent by the United States Patent and Trademark Office;(iv) the Company operates in competitive markets where recent and potential entrants in the nasal dilation segment pose greater competitive challenges than those faced by the Company in the past; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products and anticipates that there will be substantial costs, expenses and risks associated with the introduction of new products during 2000, including those associated with the introduction of the Company's FiberChoice(TM) chewable fiber tablets; (vii) the Company is currently establishing its own channels for distributing its nasal strip products in international markets, and there can be no assurance that the Company's efforts to develop its international distribution will be successful;
(viii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (ix) the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           On July 20, 1999, the Company commenced a civil action in the United States District Court for the District of Minnesota, Case No. 99-CV-111 JMR/JGL, against JMS Labs Limited (USA), LLC, a/k/a JMS Labs Limited ("JMS"), asserting claims of patent infringement and Lanham Act violations. The Company contends that nasal strips manufactured, sold and/or offered for sale by JMS infringe a patent licensed by the Company in connection with its Breathe Right(R) nasal strips and identified as United States Patent No. 5,533,499 (the "499 Patent"), and that JMS has made false and/or misleading statements concerning the characteristics and qualities of its own products and the Company's nasal strip products. In response to the Company's complaint, JMS filed an answer and counterclaim denying the Company's claims and asserting a counterclaim for declaratory judgment that the 499 Patent is invalid, unenforceable and not infringed, and that the complained of statements are not false and misleading. The Company denied the allegations raised by JMS in its counterclaim.

           In light of the pending re-examination of the 499 Patent, the Company and JMS have agreed to dismiss the litigation without prejudice to reinstate the action and advance the claims and counterclaims asserted in the proceeding at a future date. The parties' agreement dismissing the lawsuit is subject to the preparation of definitive documentation and approval of the court.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On May 3, 2000, CNS, Inc. held its annual meeting of stockholders. Of the 14,431,561 shares of Common Stock eligible to vote, 13,322,285 were represented in person or by proxy at the meeting and shares were voted on the following matters:

           1. The votes cast for the seven (7) directors to serve until the next annual meeting of shareholders were:

                     Name                 Votes For          Votes Withheld
                     ----                 ---------          --------------

           Daniel E. Cohen                13,162,606             159,679
           Patrick Delaney                13,147,641             174,644
           R. Hunt Greene                 13,153,915             168,370
           Andrew J. Greenshields         13,154,591             167,694
           H. Robert Hawthorne            13,145,381             176,904
           Marti Morfitt                  13,021,887             300,398
           Richard W. Perkins             13,164,932             157,353

           2. The votes cast to ratify and approve the CNS, Inc. 2000 Stock Option Plan were:
                    Votes For            Votes Against       Votes Abstained
                    ---------            -------------       ---------------

                    11,933,721             1,328,206              60,358

           3. The votes cast to ratify and approve the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2000 were:
                    Votes For            Votes Against       Votes Abstained
                    ---------            -------------       ---------------

                    13,213,720               82,870               25,695

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



                                                        CNS, Inc.
                                           -----------------------------------
                                                       Registrant





Date:        July 24, 2000             By:    /s/ Marti Morfitt
      -----------------------------        -----------------------------------
                                           Marti Morfitt
                                           President & Chief Operating Officer





Date:        July 24, 2000             By:    /s/ David J. Byrd
      -----------------------------        -----------------------------------
                                           David J. Byrd
                                           Vice President of Finance,
                                           Chief Financial Officer and
                                           Treasurer