Form 10-Q
period 2000-09-30
CNS INC /DE/
filed 2000-11-13
CIK 814258

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the Period Ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the Transition Period from __________ to __________


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

                                 (952) 229-1500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES ___X___      NO _______


At October 30, 2000, 14,352,702 shares of common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                             CNS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,      December 31,
                                                                            2000              1999
                                                                        ------------      ------------
                                                                        (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                           $    358,549      $    859,852
     Marketable securities                                                34,216,083        37,997,409
     Accounts receivable, net                                             11,410,971        11,369,815
     Income taxes receivable                                                       0         3,177,771
     Inventories                                                           2,716,308         4,905,449
     Prepaid expenses and other current assets                             3,140,204         3,625,373
                                                                        ------------      ------------
          Total current assets                                            51,842,115        61,935,669
Property and equipment, net                                                1,943,350         2,010,059
Product rights, net                                                        1,302,051         1,391,107
                                                                        ------------      ------------
                                                                        $ 55,087,516      $ 65,336,835
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                 8,429,741        11,752,761
                                                                        ------------      ------------
          Total current liabilities                                        8,429,741        11,752,761
Stockholders' equity:
     Preferred stock - authorized 8,483,589 shares;
          none issued or outstanding                                               0                 0
     Common stock - $.01 par value; authorized 50,000,000 shares;
          issued and outstanding, 19,294,570 shares                          192,946           192,946
     Additional paid-in capital                                           61,287,481        61,530,522
     Treasury shares - at cost; 4,907,168 at September 30, 2000 and
        4,838,098 at December 31, 1999                                   (22,394,856)      (22,220,537)
     Retained earnings                                                     7,612,204        14,401,143
     Accumulated other comprehensive loss                                    (40,000)         (320,000)
                                                                        ------------      ------------
          Total stockholders' equity                                      46,657,775        53,584,074
                                                                        ------------      ------------
                                                                        $ 55,087,516      $ 65,336,835
                                                                        ============      ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                    CNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                              -----------------------------     -----------------------------
                                                  2000              1999            2000             1999
                                              ------------     ------------     ------------     ------------
Net sales                                     $ 19,220,891     $ 10,463,038     $ 47,157,341     $ 30,582,086
Cost of goods sold                               6,874,958        3,992,442       16,830,488       12,310,078
                                              ------------     ------------     ------------     ------------
     Gross profit                               12,345,933        6,470,596       30,326,853       18,272,008
                                              ------------     ------------     ------------     ------------
Operating expenses:
     Marketing and selling                      11,606,181        4,644,002       33,794,347       20,410,465
     General and administrative                  1,236,310          940,667        3,587,955        2,567,747
     Product development                           403,216          782,240        1,304,649        2,628,321
     Contract termination fee                            0        6,345,000                0        6,345,000
                                              ------------     ------------     ------------     ------------
          Total operating expenses              13,245,707       12,711,909       38,686,951       31,951,533
                                              ------------     ------------     ------------     ------------
          Operating loss                          (899,774)      (6,241,313)      (8,360,098)     (13,679,525)
Interest income                                    506,862          643,536        1,571,159        2,240,613
                                              ------------     ------------     ------------     ------------
     Loss before income taxes                     (392,912)      (5,597,777)      (6,788,939)     (11,438,912)
Income tax (provision) benefit                           0         (248,861)               0        2,101,139
                                              ------------     ------------     ------------     ------------
     Net loss                                 $   (392,912)    $ (5,846,638)    $ (6,788,939)    $ (9,337,773)
                                              ============     ============     ============     ============
Basic net loss per share                      $       (.03)    $       (.39)    $       (.47)    $       (.60)
                                              ============     ============     ============     ============
Diluted net loss per share                    $       (.03)    $       (.39)    $       (.47)    $       (.60)
                                              ============     ============     ============     ============
Weighted average number of common
     shares outstanding                         14,405,000       15,107,000       14,410,000       15,693,000
                                              ============     ============     ============     ============
Weighted average number of common and
     assumed conversion shares outstanding      14,405,000       15,107,000       14,410,000       15,693,000
                                              ============     ============     ============     ============


                  The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                    CNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                 2000             1999
                                                             ------------     ------------
Operating activities:
     Net loss                                                $ (6,788,939)    $ (9,337,773)
     Adjustments to reconcile net loss to net cash
              from operating activities:
         Depreciation and amortization                            761,395          773,152
         Deferred income taxes                                        362        1,486,000
         Changes in operating assets and liabilities:
            Accounts receivable                                   (41,156)       1,604,038
            Inventories                                         2,189,141        3,186,698
            Prepaid expenses and other current assets             485,169       (3,842,408)
            Accounts payable and accrued expenses                (145,611)       4,902,327
                                                             ------------     ------------
                 Net cash from operating activities            (3,539,639)      (1,227,966)
                                                             ------------     ------------
Investing activities:
     Change in marketable securities                            4,061,326       13,288,728
     Payments for purchases of property and equipment            (469,326)        (273,693)
     Payments for product rights                                 (136,303)            (115)
                                                             ------------     ------------
                 Net cash from investing activities             3,455,697       13,014,920
                                                             ------------     ------------
Financing activities:
     Proceeds from issuance of common stock
          under stock plans                                        40,889           16,332
     Purchase of treasury shares                                 (458,250)      (6,646,479)
                                                             ------------     ------------
                  Net cash from financing activities             (417,361)      (6,630,147)
                                                             ------------     ------------
                  Net change in cash and cash equivalents        (501,303)       5,156,807
Cash and cash equivalents:
     Beginning of period                                          859,852          584,718
                                                             ------------     ------------
     End of period                                           $    358,549     $  5,741,525
                                                             ============     ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The accompanying condensed consolidated financial statements as of September 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

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

Note 2 - Comprehensive Loss

A reconciliation of total comprehensive loss is as follows:

                                             Three Months Ended                Nine Months Ended
                                                September 30,                    September 30,
                                       ---------------------------------------------------------------
                                            2000             1999            2000             1999
                                       ---------------------------------------------------------------
Net loss                               ($   392,912)    ($ 5,846,638)    ($ 6,788,939)    ($ 9,337,773)
Unrealized gain(loss) on marketable
    Securities net of income tax            280,000          (85,000)         280,000         (478,000)
                                       ---------------------------------------------------------------
Total comprehensive loss               ($   112,912)    ($ 5,931,638)    ($ 6,508,939)    ($ 9,815,773)
                                       ---------------------------------------------------------------

Note 3 - Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows:

                                             Three Months Ended                Nine Months Ended
                                                September 30,                    September 30,
                                       ---------------------------------------------------------------
                                            2000             1999            2000             1999
                                       ---------------------------------------------------------------
Average common shares outstanding        14,405,000       15,107,000       14,410,000       15,693,000
Assumed conversion of stock options               0                0                0                0
                                       ---------------------------------------------------------------
Average common and assumed
    Conversion shares                    14,405,000       15,107,000       14,410,000       15,693,000
                                       ---------------------------------------------------------------

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

Results of Operations

Net sales were $19.2 million for the third quarter of 2000 compared to $10.5 million for the same quarter of 1999 and were $47.2 million for the first nine months of 2000 compared to $30.6 million for the same period of 1999.

Domestic sales increased to $16.6 million from $10.2 million in the third quarter of 1999 and for the first nine months of 2000 were $43.7 million compared to $30.0 million for the same period of 1999. Increased sales this period reflect increased Breathe Right nasal strip sales and continuing shipments of FiberChoice chewable tablets to retailers. Breathe Right strip sales continued to grow due to initial shipments of the Company's new mentholated and kids strips and the growth of the core Breathe Right nasal strip business. In addition, 1999 sales were reduced by reserves for anticipated returns of product in connection with the introduction of new packaging last year.

International sales were $2.6 million for the third quarter of 2000 compared to $312,000 for the same quarter of 1999 and were $3.5 million for the first nine months of 2000 compared to $626,000 for the same period of 1999. The higher level of international sales for 2000 represents initial shipments of Breathe Right nasal strips to the Company's new international distributor in Japan and continued shipments to distributors in Europe and Australia.

Gross profit was $12.3 million or 64.2% of net sales for the third quarter of 2000 compared to $6.5 million or 61.9% for the same quarter of 1999 and was $30.3 million or 64.3% for the first nine months of 2000 compared to $18.3 million or 59.8% for the same period of 1999. The third quarter 2000 gross profit was impacted by the lower gross profit on FiberChoice chewable tablets sales, especially the 10-count trial size and one-time costs associated with expediting inventory purchases and deliveries. During the third quarter customer orders exceeded forecasts, resulting in additional costs to meet customer delivery schedules. The gross profit percentage was lower in 1999 primarily due to costs for the transition of Breathe Right nasal strips to new product packaging.

Marketing and selling expenses were $11.6 million for the third quarter of 2000 compared to $4.6 million for the same quarter of 1999 and were $33.8 million for the first nine months of 2000 compared to $20.4 million for the same period in 1999. The increases resulted primarily from planned advertising and sales support for the launch of FiberChoice chewable tablets and Breathe Right nasal strip snoring related advertising and promotion.

General and administrative expenses were $1.2 million for the third quarter of 2000 compared to $941,000 for the same quarter of 1999 and were $3.6 million for the first nine months of 2000 compared to $2.6 million for the same period in 1999. This increase resulted in part from business development expenses associated with the identification of future product opportunities.

Product development expenses were $403,000 for the third quarter of 2000 compared to $782,000 for the same quarter of 1999 and were $1.3 million for the first nine months of 2000 compared to $2.6 million for the same period in 1999. This decrease represents the substantial completion of development expenses for new products the Company has introduced in 2000 and a shift in emphasis to business development efforts.

The 1999 contract termination fee of $6.3 million represents a one-time payment to the Company's former international distributor to terminate the international distribution agreement. The amount paid was negotiated, and was less than the amount called for in the contract. The agreement enabled the Company to assume the international selling, marketing and distribution of its nasal strip products.

Investment income was $507,000 for the third quarter of 2000 compared to $644,000 for the same quarter of 1999 and was $1.6 million for the first nine months of 2000 compared to $2.2 million for the same period in 1999. The decrease was due to a lower level of invested funds in 2000 and net gains last year on the sale of marketable securities resulting from the repositioning of the investment portfolio to taxable investments.

There was no income tax benefit in 2000 due to tax loss carryforwards.

Net loss for the third quarter of 2000 was $393,000 or $.03 per share compared to $5.8 million or $.39 per share for the same quarter of 1999 and was a loss of $6.8 million or $.47 per share for the first nine months of 2000 compared to $9.3 million or $.60 per share for the same period of 1999.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash and cash equivalents and marketable securities of $34.6 million and working capital of $43.4 million.

The Company used cash for operations of $3.5 million for the first nine months of 2000 compared to $1.2 million for the same period of 1999. The use of cash in 2000 was due to the net loss offset by a net decrease in operating assets and liabilities.

The Company had net sales of $4.1 million of marketable securities and purchased $606,000 of property, equipment and property rights in the first nine months of 2000.

The Company repurchased 103,500 shares of common stock for $458,000 in the first nine months of 2000. Since 1997, the Company has repurchased 5.3 million shares at an average price per share of $4.84. The shares of common stock are available for use by the Company to meet its obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that it's existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Forward-Looking Statements

Certain statements contained in this Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company's revenue and profitability is primarily reliant on sales of Breathe Right(R) nasal strips;
(ii) the Company's success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of its patents on the Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation, and may be impacted by the outcome of the re-examination of one such patent by the United States patent and Trademark Office; (iv) the Company operates in competitive markets where recent and potential entrants in the nasal dilation segment pose greater competitive challenges than those faced by the Company in the past; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products and anticipates that there will be substantial costs, expenses and risks associated with the introduction of new products during 2000, including those associated with the introduction of the Company's FiberChoice(TM) chewable fiber tablets; (vii) the Company is currently establishing its own channels for distributing its nasal strip products in international markets, and there can be no assurance that the Company's efforts to develop its international distribution will be successful; (viii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (ix) the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On August 14, 2000, the United States District Court for the District of Minnesota approved a Stipulation and Order of Dismissal without prejudice in the matter of CNS, Inc. v. JMS Labs Ltd. (USA), LLC. The case was dismissed without prejudice based on the pendency of reexamination proceedings concerning United States Patent No. 5,5553,499 which CNS asserted against JMS. See Item 1 "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.

         On September 29, 2000, the United States Patent and Trademark Office issued an Office Action in Reexamination for United States Patent No. 5,5553,499. Certain of the claims pending in reexamination were rejected by the patent office. Other claims that were not subject to reexamination remain in effect. The Company now has the opportunity to respond to this office action and will respond appropriately. The Company believes it has and will maintain significant patent protection based on its current patent protfolio both pending and issued.

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



                                                        CNS, Inc.
                                         ---------------------------------------
                                                       Registrant




Date:   November 10, 2000                By: /s/  Marti Morfitt
      ----------------------                 -----------------------------------
                                             Marti Morfitt
                                             President & Chief Operating Officer




Date:   November 10, 2000                By: /s/  David J. Byrd
      ----------------------                 -----------------------------------
                                             David J. Byrd
                                             Vice President of Finance,
                                             Chief Financial Officer and
                                             Treasurer