Form 10-K405
period 2000-12-31
CNS INC /DE/
filed 2001-04-02
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Registrant's telephone number, including area code: (952) 229-1500

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Title of each class Common Stock, par value of $.01 per share Preferred Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 15, 2001, assuming as market value the price of $4.375 per share, the closing sale price of the Company’s Common Stock on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was approximately $49,000,000.

As of March 15, 2001, the Company had outstanding 14,126,269 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2001, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.........    18
Item 6.           Selected Financial Data.......................................................    19
Item 7.           Management's Discussion and Analysis of Financial Condition

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure.......................................................    26

PART III

Item 10.          Directors and Executive Officers of the Registrant............................    27
Item 11.          Executive Compensation........................................................    27
Item 12.          Security Ownership of Certain Beneficial Owners and Management................    27
Item 13.          Certain Relationships and Related Transactions................................    27

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and

Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right® nasal strips; (ii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iii) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office (see Item 1, “Patents, Trademarks and Proprietary Rights” and Item 3, “Litigation”); (iv) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (v) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges (see Item 1, “Competition”); (vi) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (vii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier that has the right to discontinue the production and sale of the materials at any time (see Item 1, “Manufacturing and Operations”).

PART I

Item 1. BUSINESS

General

        CNS, Inc. (the “Company”) is in the business of developing and marketing consumer health care products, including the Breathe Right® nasal strip. The Breathe Right nasal strip improves breathing by reducing nasal airflow resistence. It can be effective in providing temporary relief for nasal congestion, reducing snoring and reducing breathing difficulties due to a deviated nasal septum. In 2000, the Company expanded its Breathe Right product line to include nasal strips for colds with Vicks® mentholated vapors that are sized for the entire family, and nasal strips for children that are available in multiple colors.

        The Company introduced its new FiberChoice® chewable fiber tablets in the second quarter of 2000. The FiberChoice product is an orange-flavored, chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber. In the fourth quarter of 1999, the Company introduced a product for race horses called the FLAIR™ equine nasal strip. Invented by two veterinarians, the FLAIR equine nasal strip is a patented, drug-free product that enables horses to breathe more easily during strenuous exercise.

        In addition to expanding the Breathe Right brand and introducing other new products, the Company is exploring possibilities for acquiring new consumer health care products or companies that have established consumer brands. The Company is also considering opportunities for licensing new products and technologies.

Management

        The Company’s management structure is organized into strategic business teams in order to expand the platform for building the Breathe Right brand and develop and launch new products: Breathe Right Brand Team; FiberChoice Team; International Team; FLAIR Team; and Business Development Team. The Company believes that its team focus enables the Company to more effectively implement its business strategies and position itself to become a large, multi-product consumer products company with a significant international presence.

        Breathe Right Brand Team. The Company’s Breathe Right Brand Team is responsible for the strategic development and management of the Breathe Right nasal strip business and other non-nasal strip products that seek to leverage the Breathe Right brand name. Breathe Right nasal strip products currently represent the cornerstone of the Company’s business. The Company intends to exploit new markets and opportunities that it believes exist for its current nasal strip products and plans to commercialize potential new Breathe Right brand products. The Company introduced two new products during the fall of 2000 to coincide with the cough/cold season, nasal strips for colds with Vicks mentholated vapors for the entire family and nasal strips for children.

        FiberChoice Team. The Company introduced its FiberChoice chewable fiber tablets during the second quarter of 2000. The FiberChoice Product Team is responsible for the strategic development and management of the FiberChoice chewable fiber supplement business and leads the Company’s launch of the product.

        International Team. The Company began shipping Breathe Right nasal strips to new distributor partners in Europe, Australia and Japan during the second and third quarters of 2000. The International Team is responsible for developing and managing the Company’s overseas business and its relationships with distributors and representatives in international markets. See Item 1, “International Distribution.”

        FLAIR Team. The Company introduced the FLAIR equine nasal strip during the fourth quarter of 1999. The Company's FLAIR Product Team is responsible for the strategic development and management of the FLAIR equine nasal strip business.

        Business Development Team. The Business Development Team is committed to the expansion of the Company’s product base through the acquisition or licensing of promising consumer health care products that have significant market potential. The Business Development Team is responsible for identifying and evaluating potential new products, inventions and other business prospects that will enable the Company to achieve its long-term growth and profit objectives, including opportunities for the acquisition of companies that have established product lines.

Products

        Breathe Right Nasal Strips. The Breathe Right nasal strip is a nonprescription, single-use disposable device that improves breathing by opening the nasal passages. The Company has 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Breathe Right nasal strip for improvement of nasal breathing, temporary relief of nasal congestion, elimination or reduction of snoring and temporary relief of breathing difficulties due to a deviated nasal septum. See Item 1, “Government Regulation.” The Breathe Right nasal strip comes in tan, clear, mentholated and stars for kid’s varieties.

        The Breathe Right nasal strip includes two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any medication, thereby avoiding any medicinal side effects. The Breathe Right nasal strip is offered in three sizes (kid’s, small/medium and large) to accommodate the range of nose sizes. The Breathe Right nasal strip is packaged for the consumer market in various quantities ranging between 8 to 38 strips per box. The Company believes that the Breathe Right nasal strip is priced comparably to medicinal decongestants on a daily or nightly dosage basis at suggested retail prices ranging between $3.99 and $11.99 per box.

        The Company expanded the Breathe Right nasal strip line with the introduction of the Breathe Right nasal strip with Vicks mentholated vapors and the Breathe Right nasal strip for kids in the second half of 2000. The Company has licensed the Vicks trademark from The Proctor & Gamble Company for use with the new mentholated nasal strip product. The Vicks mentholated nasal strip uses traditional Breathe Right strip technology but contains a soothing mentholated aroma for additional relief. The mentholated vapors are released when the strip surface is rubbed. Research has suggested that the mentholated nasal strip product could increase the Company’s customer base for nasal strip products by more clearly communicating that Breathe Right nasal strips can ease the congestion associated with the common cold. The Kid’s Strips are sized specifically to fit children and include a brightly colored version and a mentholated version.

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

        FiberChoice Chewable Fiber Tablets. The Company introduced nationally its FiberChoice chewable fiber tablets in the second quarter of 2000. FiberChoice is an orange-flavored, chewable tablet that offers consumers an effective, convenient, good-tasting way to supplement their daily intake of dietary fiber. The active ingredient in FiberChoice tablets is fructan, a natural fiber source. Fructan is a prebiotic that helps promote the growth of healthy intestinal tract bacteria. The FiberChoice tablets can be taken without water and have been clinically proven to be as effective as powder alternatives. The product is available in both regular and sugar-free varieties and packaged in 160-count and 90-count bottles and 10-count rolls.

        FLAIR Equine Nasal Strips. The FLAIR equine nasal strip is a product for horses that capitalizes on the Company’s current nasal strip technology. Invented by two veterinarians, the FLAIR equine nasal strip is a patented, drug-free product that enables horses to breathe more easily during strenuous exercise. Results from several clinical trials indicate that the equine nasal strip product also reduces a bleeding condition in horses called exercise-induced pulmonary hemorrhaging (“EIPH”) that often occurs during and after races, high performance events and strenuous workouts. The FLAIR equine nasal strip holds open the nasal passages of the horses, which can breathe only through their noses, and reduces the effort required to breathe.

        The FLAIR equine nasal strip was introduced for the first time during the Breeder’s Cup in November of 1999 at Gulfstream Park in Hallandale, Florida. Currently, FLAIR equine nasal strips are being sold in tack shops and equine supply stores and through equine catalogs. The Company’s FLAIR product remains a developing business but is not expected to have a material impact on the Company’s revenues. The Company is in the process of exploring strategic alternatives for the FLAIR equine nasal strip business.

Markets

        Breathe Right Brand Product Line. The Breathe Right brand of products includes the Breathe Right nasal strip and the Breathe Right saline nasal spray.

        Air impedance in the nose accounts for approximately one-half of the total airway resistance involved in the respiratory system (i.e., one-half of the energy required for breathing). If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people who have a common cold, allergies and sinusitis and by those who experience nasal obstruction due to a deviated nasal septum. The Company believes that people with chronic conditions such as snoring or allergies or with structural problems such as deviated septa may be more predisposed to use Breathe Right products on a regular or daily basis, while seasonal sufferers are likely to use Breathe Right products as needed. These conditions are aggravated when people have nasal congestion, thus increasing the opportunity for usage and consumer trial during the cough/cold season. People suffering from these conditions are currently the primary users of the Company’s Breathe Right products and are the main targets of its advertising.

        In 1999, the Company began to emphasize the Breathe Right nasal strip position as a product that provides instant, drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company’s advertising emphasizes the ability of Breathe Right nasal strips to provide immediate relief from nasal congestion due to colds.

        The Company’s marketing efforts capitalize on the benefits of Breathe Right products to consumers in various, and often overlapping, consumer market segments:

•	Nasal Congestion Relief. Most Americans suffer some nasal congestion annually as a result of the common cold, while nasal congestion as a result of allergies affects approximately 35 million Americans. The Company believes that the Breathe Right nasal strip is often used as either an alternative or as an adjunct to decongestant drugs (including nasal sprays and oral decongestants). This broad cough/cold market represents a significant potential for the Breathe Right nasal strip. Prior to 1999, the product had not been marketed directly to the cough/cold consumer in any significant respect. In 1999, the Company commenced marketing efforts aimed at repositioning the Breathe Right nasal strip as a product that provides relief for the common cold. In the fall of 2000, this repositioning as a product for colds was reinforced by the introduction of Breathe Right nasal strips with Vicks mentholated vapors. At the same time, the product line was extended into kid sizes, with a brightly colored “stars” strip and a Kid Strip with Vicks mentholated vapors.

•	Snoring Relief. Breathe Right nasal strips were effective in reducing snoring loudness in approximately 75% of the participants in a clinical study. Snoring relief was one of the Company’s key advertising messages prior to 1999. This market remains very important to the Company since approximately 37 million people snore regularly, while another 50 million people snore occasionally. The Company believes that snorers can be targeted effectively and directly through relationship marketing efforts as well as through broad-based advertising.

•	Improved Breathing for Consumers with Deviated Septa. Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right nasal strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum.

•	Athletic Market. The Company believes that the Breathe Right nasal strip may make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that the Breathe Right nasal strip provided physiologic advantages in ventilation and heart rate during mid-level exercise. Other exercise physiology studies have been conducted and add to the substantiation of the positive effects of the Breathe Right nasal strip during exercise. The Company continues to use athletes to endorse the Breathe Right nasal strip to increase the visibility of the product, which thereby leads to greater awareness of the product and the Breathe Right brand.

        FiberChoice Chewable Fiber Tablets. Approximately 10 million U.S. households annually purchase bulk fiber products, primarily to promote regularity and improve digestive health. The bulk fiber category represents approximately $325 million in U.S. retail sales. The Company believes there is a significant opportunity to expand this category due to both the aging of the baby-boomer generation and the marketing of a better consumer solution to existing dietary fiber products–FiberChoice chewable fiber tablets. As people age, they frequently develop digestive problems. People over 55 years old are three times more likely to purchase a bulk fiber supplement than those younger than 55. The first year the baby-boom generation will turn 55 is in 2001. This generation is generally more active and demanding than their parents. These consumers will be searching for solutions that do not hamper their active lifestyles. The Company believes that its FiberChoice chewable fiber tablet represents such a solution in that it provides an effective, convenient and good-tasting alternative for supplementing dietary fiber intake. The tablets can be taken anytime and anywhere, with or without water.

        FLAIR Equine Nasal Strips. The FLAIR equine nasal strip is similar in concept to the human Breathe Right nasal strip adjusted to the unique anatomy and size of a horse. A horse breathes only through its nose, not through its mouth. During strenuous exercise, large amounts of air are inhaled and exhaled during which soft tissue on the side of the nose can collapse. The equine nasal strip supports those soft tissues so they do not collapse, which allows a horse to breathe more easily with less stress developing in the lungs. Results from several clinical trials indicate that horses wearing the FLAIR equine nasal strip use less energy to breathe and that the product reduces a bleeding condition in horses called exercise-induced pulmonary hemorrhaging (“EIPH”) that often occurs during races, high-performance events and strenuous workouts.

        The FLAIR equine nasal strip could be used any time a horse is engaged in strenuous exercise. The Company estimates that in the U.S. there are approximately 1.3 million individual horse starts in racing competitions and over 1 million individual horse starts in non-racing competitions. Horses can benefit from the use of the FLAIR equine nasal strip in training as well as competition.

Business Strategies

        The Company’s business strategy includes attempting to increase sales of its Breathe Right nasal strip and other Breathe Right brand products through advertising, expanding its Breathe Right product line with value added line extensions like Breathe Right nasal strips for colds with Vicks mentholated vapors and children’s nasal strips, maximizing the potential of recently introduced products and successfully introducing new products.

        Increasing New Consumer Product Trial and Increasing Product Usage. The Company uses a combination of advertising, sampling, promotions, public relations and celebrity endorsements to increase consumer awareness and to encourage consumer trial of the Breathe Right nasal strip. In 1999, the Company began to emphasize the position of the Breathe Right nasal strip as a product that provides instant, drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company’s new advertising introduced the Breathe Right nasal stip for the common cold with Vicks mentholated vapors, emphasizing the ability of Breathe right nasal strips to provide instant, drug-free relief from nasal congestion.

        Marketing New Breathe Right Brand Products. The Company believes that the Breathe Right brand name is one of its most valuable assets. In 1998, the Company introduced the Breathe Right saline nasal spray. The Company has also expanded the Breathe Right product line to include nasal strips for colds with Vicks mentholated vapors and nasal strips for children, both of which were introduced during the fall of 2000 in order to coincide with the cough/cold season.

        Expanding Company Presence in International Markets. The Company believes that there is a significant market potential for its products outside the United States. The Company is devoting significant resources to the development of its international business. During 2000, the Company entered into agreements with new distributors and representatives for the distribution of the Company’s nasal strip products in Japan, Australia and a number of major markets in Europe. The Company is currently in negotiations with additional distributors and representatives for distribution of the its nasal strip products in international markets. The Company believes that the network that it has established for the international distribution of Breathe Right nasal strips will also enable the Company to build its international marketing and distribution capacity for other products. See Item 1, “International Distribution.” During 2001, the Company intends to launch its Breathe Right nasal strips with Vicks mentholated vapors in international markets in conjunction with each market’s cough/cold season.

        Acquiring, Developing and Marketing New Products. The Company plans to take advantage of its marketing and distribution strengths by acquiring or licensing the rights to new products that it believes have merit and bring them to market. The FiberChoice chewable fiber tablet was launched in the second quarter of 2000 and the FLAIR equine nasal strip was introduced in the fourth quarter of 1999. See Item 1, “Marketing Strategies.” In addition, the Company is evaluating opportunities for licensing new products and acquiring companies or product lines that have an established base of consumer acceptance.

Marketing Strategies

        Breathe Right Nasal Strips. The Company’s marketing efforts for Breathe Right products are directed to different consumer markets–the nasal congestion market and the snoring market. The Company has primarily used television and magazine advertising to market its products. The Company’s advertising focuses on the Breathe Right brand benefit of providing instant, drug-free relief from nasal congestion. The Company also uses product promotion programs, such as sampling, coupons, public relations activities and joint promotional programs with Vicks products, to encourage product trial and repeat purchases. Introduction of the new Breathe Right nasal strips for colds with Vicks mentholated vapors has aided in expanding the Company’s penetration into this significant market. Marketing communications are generally designed to promote trial of Breathe Right brand products by increasing consumer awareness of the benefits of each product.

        Marketing efforts for Breathe Right nasal strips as an aid in the prevention of snoring were also extended in 2000 into direct mail sampling and sampling through direct response television. In both programs, self-identified snorers were sent a sample of Breathe Right nasal strips along with a brochure explaining the causes of snoring and how the Company’s Breathe Right products can alleviate the condition.

        Because the Breathe Right nasal strip is sold as a consumer product, sales of the product will depend in part upon the degree to which the consumer is aware of the product and is satisfied with its use, which also influences repeat usage and word of mouth referrals. The most recent research data collected by a nationally recognized consumer market research firm indicated that approximately 35% of those in the United States who had purchased Breathe Right nasal strips have purchased additional product in the same year.

        FiberChoice Chewable Fiber Tablets. The Company’s marketing efforts for FiberChoice chewable fiber tablets has concentrated on advertising through television and magazines to consumers who are 55 or more years old. In addition, the Company has distributed samples of the product and coupons to current users of bulk fiber products. The Company believes that direct response television is an efficient sampling vehicle. In these advertisements, consumers are invited to call a toll-free number to receive a free 10-count sample of FiberChoice fiber tablets. This risk-free trial has led to a high conversion rate among both existing users of fiber products and those new to the fiber category.

        FLAIR Equine Nasal Strips. The Company’s marketing communications for FLAIR equine nasal strips focus on the health benefits of using the product identified in clinical studies. Marketing efforts have included advertising in influential equine magazines and public relations activities surrounding high profile races and events in order to create awareness in the racing and non-racing segments of the market. The Company has also used top horse trainers and competitors to endorse the FLAIR equine nasal strip. FLAIR remains a developing business, but is not expected to have a material impact on the Company’s revenues. The Company is in the process of exploring strategic alternatives for the FLAIR equine nasal strip.

New Products Strategy

        The Company is committed to the future expansion of its product base through the acquisition and development of unique consumer health care products and technologies that have good market potential. The Company routinely evaluates the merit of product concepts and acquisition opportunities and, from time to time, may acquire or license the rights to products which it believes could successfully be sold through the Company’s established distribution channels. For example, the Company has licensed the Vicks trademarks from The Proctor & Gamble Company for use with its new product, Breathe Right nasal strips for colds with Vicks mentholated vapors. The Company has also licensed the intellectual property that enabled recent introductions of the FiberChoice dietary fiber supplement and the FLAIR equine nasal strip.

        Most, if not all, of the Company’s current products are regulated to varying degrees by the FDA and other regulatory bodies. See Item 1, “Government Regulation.” Products that the Company may acquire or develop in the future could also be subject to a variety of regulatory requirements. Some products will require extensive clinical studies and regulatory approvals prior to marketing and sale. There can be no assurance that any required regulatory approvals will be obtained or that the Company will market or sell any of these products.

Domestic Distribution

        The Breathe Right nasal strip, the Breathe Right saline nasal spray and the FiberChoice chewable fiber tablets are sold primarily as consumer products in mass merchant chain stores, drug stores, grocery stores, warehouse clubs and military base stores in the United States. The Company sells its products through a direct sales force that concentrates on serving certain key retail accounts as well as through a network of independent sales representatives referred to in the industry as non-food general merchandise brokers. The Company uses direct sales people and broker groups who call on the mass merchant, chain drug, and grocery accounts and the wholesalers who serve primarily the independent drug stores and many of the grocery stores in the United States.

        The Breathe Right nasal strip is typically positioned in the cough, cold and allergy section of stores because it provides benefits similar to those obtained with other decongestant products. The Breathe Right saline nasal spray is also usually positioned in the same section of the store as the Breathe Right nasal strip since the products are typically used by those suffering from congestion, allergies and colds. FiberChoice chewable tablets are positioned in the bulk fiber and laxative sections of stores.

        The Company’s retail customers include national chains of mass merchants, drug stores and grocery stores such as Wal-Mart, Kmart, Target, Eckerd, Walgreens, RiteAid, CVS, and Albertson’s and warehouse clubs such as Sam’s Club and Price Costco, as well as regional and independent stores in the same store categories. In 2000, one retail chain accounted for approximately 19% of sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could disrupt distribution of the Company’s products.

        The FLAIR equine nasal strip is sold primarily to trainers and owners in the horse racing industry through tack shops, equine catalogs, veterinarians and equine supply stores.

International Distribution

        From August of 1995 through September of 1999, The 3M Company (“3M”) was the exclusive distributor of the Company’s Breathe Right nasal strip products outside the United States and Canada. The contractual relationship with 3M produced less than anticipated results in international markets. On September 30, 1999, the Company and 3M agreed to terminate the existing distribution agreement in a manner that enabled the Company to take a direct and immediate role in the sale, marketing and distribution of its nasal strip products in international markets. Under the agreement, 3M had the right to sell its existing stock of the Company’s nasal strip products outside the United States and Canada until June 30, 2000. As part of the agreement, 3M also agreed not sell any nasal dilator devices for a period of two years.

        The Company is optimistic about the prospects for generating increased sales of nasal strips outside the United States and believes that international markets require an increased level of focus, advertising and promotion to reach their potential. In 2000, the Company established a broad-ranging international distribution system for the Breathe Right nasal strip business that consists of both sales representatives and reselling distributors. The Company has established relationships with distributors in Canada, Australia, Japan and most of the major markets in Europe. The Company is also pursuing additional distribution opportunities. Sales are supervised by the Company from its Minnesota headquarters and by CNS International, Inc., a wholly-owned domestic subsidiary with one business manager in Europe. The business manager supervises and coordinates the activities of the distributors and sales representatives in Europe. Distributors are appointed largely on an exclusive basis, with territories consisting of one or more countries, and it is expected that this pattern will continue. The Company retains control over the packaging and advertising in all territories. Most shipments are made in bulk, either to reselling distributors who package for the local market, or to warehouse facilities abroad, where final packaging is arranged by the Company directly before shipment to retailers.

Manufacturing and Operations

        The Company currently subcontracts with multiple manufacturers to produce Breathe Right nasal strips, Breathe Right saline nasal spray, FiberChoice chewable fiber tablets and FLAIR equine nasal strips. The Company does no in-house product production itself. These contract manufacturers are capable of providing full turnkey service and shipping product to the Company that is completely packaged ready to be sold to retailers or providing semi-finished goods to the Company that require final packaging. With respect to the Breathe Right nasal strip, the Company has the ability to wrap individual strips in the paper sleeve in-house and subcontracts the final packaging out to qualified packaging subcontractors.

        Each of the manufacturers builds the product to the Company’s specifications using materials specified by the Company. The contract manufacturers have all entered into confidentiality agreements with the Company to protect the Company’s intellectual property rights. Company quality control and operations personnel periodically visit the contract manufacturers in order to observe processes and procedures. Finished goods are inspected to ensure that they meet quality requirements. The Company inspects its contract manufacturers on a regular basis in an attempt to ensure compliance with FDA Good Manufacturing Practice Standards. The Company works closely with its material vendors and contract manufacturers to reduce scrap and waste, improve efficiency and improve yields to reduce the manufacturing costs of the product. The Company has received certification that it has established and maintains a quality system which meets the requirements of ISO 9001/EN 46001.

        To ensure consistent quality, the Company contracts with converters that currently purchase most of the major components for the Breathe Right nasal strips directly from 3M. Although similar materials are currently available from other suppliers, the Company has historically utilized 3M components in its products. While the Company does not expect 3M to do so, 3M has the right to discontinue its production or sale of the materials used in its nasal strip products at any time. The inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost-effective manner could adversely affect the Company’s operations until new sources of these components become available, if at all.

Competition

        Breathe Right Nasal Strips. The Company believes that the market for decongestant products is highly competitive. The Company’s competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products, other nasal sprays and external nasal dilators, while competition in the snoring remedies market also consists primarily of nasal dilators, throat sprays, herbs, supplements and homeopathic remedies. Although the Company is currently the leading manufacturer of external nasal dilation products, Schering Plough Corp. entered the market in the fourth quarter of 1998 with an external nasal dilation device. Other companies have also recently entered the nasal dilation market with private label products. Many of the companies that compete with the Breathe Right nasal strip and other Breathe Right products, including Schering Plough, have significantly greater financial and operating resources than the Company. The Company has developed and implemented marketing strategies aimed at minimizing the impact of competitive products. As a result, the Breathe Right nasal strip has maintained approximately 90% of the nasal dilator market despite the entry of other competitors into the market place.

        The patents licensed by the Company on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products similar to the Breathe Right nasal strip in the United States. The Company intends to aggressively enforce the patents it has licensed covering the Breathe Right nasal strip and has engaged in significant litigation to protect its patent rights. See Item 3, “Legal Proceedings.”

        There can be no assurance that potential competitors will not be able to develop nasal dilation products which circumvent the Company’s patents. In addition, external nasal dilator products compete in the consumer markets with decongestant and sinus relief products and snoring remedies in many international markets where the Company does not yet have patent protection on the Breathe Right nasal strip.

        FiberChoice Chewable Fiber Tablet. The market for dietary fiber supplements is highly competitive and dominated by large companies with resources greater than the Company’s and established brands, such as Metamucil, Citrucel and FiberCon. The Company believes that its FiberChoice chewable fiber tablet is a unique product with significant market potential that offers consumers an effective, convenient and good-tasting alternative to existing products.

        FLAIR Equine Nasal Strip. As an alternative to controversial drug therapies, the FLAIR equine nasal strip is a unique product which currently has no direct competition. The only competitive product currently available is the drug Furosemide (“Lasix”). Lasix is intended to alleviate a bleeding condition in the lungs of horses called exercise-induced pulmonary hemorrhaging (“EIPH”) that often occurs during races, high-performance events and strenuous workouts. Unlike Lasix, however, the FLAIR equine nasal strip has not been shown to be a race-day, performance enhancing product.

Government Regulation

        As a manufacturer and marketer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. The Company must comply with a variety of regulations, including the FDA’s Good Manufacturing Practice regulations, and is subject to periodic inspections by the FDA and applicable state and foreign agencies. If the FDA believes that its regulations have not been fulfilled, it may implement extensive enforcement powers, including the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations. The Company believes that it is currently in compliance with applicable FDA regulations.

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

        Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application (“PMA”). A 510(k) clearance will be granted if the submitted data establish that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) approvals to market the Breathe Right nasal strip as a device that can (i) temporarily relieve the symptoms of nasal congestion and stuffy nose, (ii) eliminate or reduce snoring, (iii) improve nasal breathing by reducing nasal airflow resistance, and (iv) temporarily relieve breathing difficulties due to a deviated nasal septum. Nasal dilators have been classified by the FDA as Class I devices and exempt from pre-market notification.

        The Company’s FiberChoice product is considered to be a dietary supplement and is regulated under the Federal Food, Drug, and Cosmetic Act as amended by the Dietary Supplement Health and Education Act “DSHEA” of 1994, and under the Fair Packaging and Labeling Act. There is generally no requirement that a company obtain a license or approval from FDA before marketing dietary supplements in the United States. The FDA is developing implementing regulations for certain provisions of the DSHEA which will be published as final rules in the Federal Register.

        There is no national regulatory body for horse racing. Consequently, approval from state horse racing commissions must be obtained on a state-by-state basis before the Company’s FLAIR equine nasal strip can be used during horse racing events. The Company has been working with state racing commissions to gain approval for the use of the FLAIR equine nasal strip in competition. To date, the FLAIR equine nasal strip can be used in horse races in most states, including the leading racing states of Kentucky, California and Florida, and most of the provinces in Canada. The product has not, however, been approved for racing in New York or New Jersey.

        Sales of the Company’s products outside the United States are subject to regulatory requirements that vary widely from country to country. The Company has selected a third party to act as an “Authorized Representative” in the European Union. The Company believes that it has the necessary documentation to support affixing the “CE” mark, an international symbol of quality and compliance with applicable European medical device directives, to the Company’s Breathe Right nasal strips in Europe. Regulatory approvals have also been obtained for the Breathe Right nasal strip in Australia and additional approvals in other jurisdictions will be sought by the Company as needed for all of its products.

        No assurance can be given that the FDA or state or foreign regulatory agencies will give on a timely basis, if at all, the requisite approvals or clearances for additional applications for the Breathe Right nasal strip or for any of the other Company’s products. Moreover, after clearance is given, the Company is required to advise the FDA and these other regulatory agencies of modifications to its products. These agencies have the power to withdraw the clearance or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of the Company’s products. Furthermore, federal, state and foreign regulations regarding the manufacture and sale of medical devices and other products are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

        The Company is also subject to substantial federal, state and local regulation regarding occupational health and safety, environmental protection, hazardous substance control and waste management and disposal, among others.

Patents, Trademarks and Proprietary Rights

        The Company has registered trademarks, owns a patent and pending patent application, and has a number of patents under licenses which are used in connection with its business. Some of these patents and licenses cover significant product formulations, methods and designs for the Company’s current and possible future products. The Company believes its trademarks are important as protection for the Company’s image in the marketplace. The Company’s success is and will continue to be dependent upon the existence of and ability to protect its patents, trademarks and those under its licenses and the Company intends to take such steps as are necessary to protect its intellectual property rights.

        There can be no assurance that the Company’s technology and proprietary rights will not be challenged on the grounds that its products infringe on patents, copyrights or other proprietary information owned or claimed by others, or that others will not successfully utilize part or all of the Company’s technology without compensation to the Company. Nor can there be any assurance that others will not attempt to challenge the validity or enforceability of the Company’s patents and licensed patents on the basis of prior art or introduce competitive products. In addition to seeking patent protection for its products, the Company also intends to protect its proprietary technologies and proprietary information as trade secrets.

        The Company entered into license agreements pursuant to which the Company acquired from the licensors the exclusive rights to manufacture and sell the Breathe Right nasal strip, the FiberChoice chewable fiber tablet and the FLAIR equine nasal strip. Specifically, the Company has the exclusive right pursuant to those license agreements to manufacture, sell and otherwise practice any invention claimed in the licensors’ patents issued in any country, including those that issue on pending applications. The Company is obligated to pay royalties to the licensors based on sales of the products including certain minimum royalty amounts in order to maintain its exclusivity.

        The licensor of the Breathe Right nasal strip has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. Six of these patent applications have resulted in issued patents in the United States, including one with claims that cover the single-body construction of the Breathe Right nasal strip. The licensor of the Breathe Right nasal strip also has one patent application which is currently pending. In addition, that licensor has obtained patent protection on the Breathe Right nasal strip in several foreign countries and has various applications pending which seek further patent protection in these and a number of additional countries. The Company has one patent and one patent application pending in the U.S. and has filed a corresponding patent application seeking protection in several foreign countries of rights to nasal dilation technology that it acquired.

        The licensor of the FiberChoice chewable fiber tablet has filed two patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of this product which remain pending. The licensor of the Breathe Right aromatic nasal strip has filed at least four patent applications with the U.S. Patent and Trademark Office resulting in one issued patent so far. Eight patent applications for the FLAIR equine nasal strip have also been filed by the licensor thereof in the U.S. Patent and Trademark Office which have resulted in three issued U.S. patents. Each of these licensors has filed corresponding patent applications for acquiring patent protection in several foreign countries on the licensed products.

        Although the Company believes that its licensed patents on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products in the United States, there can be no assurance that the patents on the Breathe Right nasal strip, or any additional patents on this or other products that may be issued in the future, if any, will effectively foreclose the development of competitive products. The Company does, however, intend to aggressively enforce the patents covering the Breathe Right nasal strip and its other products. In order to enforce any patents issued covering the Breathe Right nasal strip or any of its other products, the Company may have to engage in litigation, which may result in substantial cost to the Company and counterclaims against the Company. Any adverse outcome of such litigation could have a negative impact on the Company’s business.

        The Company has engaged in litigation to enforce its patent rights relating to the Breathe Right nasal strip. In 1999, the Company brought a suit in federal district court to enforce one of the licensed nasal strip patents containing the broadest claims and providing the most comprehensive protection. See Item 3, “Legal Proceedings.” In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office (the “Patent Office”) of the Company’s primary licensed patent. On September 29, 2000, the Patent Office issued an Office Action in Reexamination and rejected certain of the claims. Other claims that were not subject to reexamination remain in effect. The Company has joined the licensor in the exercise of its right to contest the action of the Patent Office and has provided reasons that it believes establish that the claims should not have been rejected. The Company and its licensor are also seeking to amend certain claims to provide the Company with additional protection under the patent. The final outcome of the reexamination by the Patent Office is therefore uncertain. Although an adverse ruling from the Patent Office could narrow the range of protection available for nasal dilators and limit the breadth of the Company’s patent protection, the Company believes that its current portfolio of both pending patent applications and issued patents will enable it to maintain significant patent protection for its nasal strip products.

        The Company has registered its Breathe Right and FiberChoice trademarks in the United States and in several foreign countries and is seeking further registration of those trademarks and other trademarks. The Company has also licensed the right to a U.S. trademark registration for the FLAIR equine nasal strip product.

Employees

        At March 15, 2001, the Company had 80 full-time employees and 1 part-time employee, of whom 19 were engaged in operations, 32 in general administration, 25 in marketing and sales and 5 in product development. There are no unions representing Company employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the names and ages of the Company’s Executive Officers together with all positions and offices held with the Company by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified.

Name and Age	Office
Daniel E. Cohen (48)	Chairman of the Board, Chief Executive Officer and Director
Marti Morfitt (43)	President, Chief Operating Officer and Director
M. W. Anderson, Ph.D (50)	Vice President of Product Development and Regulatory Affairs
David J. Byrd (47)	Vice President of Finance, Chief Financial Officer and Treasurer
Kirk P. Hodgdon (41)	Vice President of Business Development
John J. Keppeler (39)	Vice President of Worldwide Sales
Larry R. Muma (50)	Vice President of Operations
Teri P. Osgood (37)	Vice President of U.S. Marketing
Carol J. Watzke (53)	Vice President of Consumer Strategy

        Daniel E. Cohen has served as the Company’s Chairman of the Board since 1993, its Chief Executive Officer since 1989 and a director since 1982. He also served as the Company’s Treasurer from 1982 to March of 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

        Marti Morfitt has served as the Company’s President and Chief Operating Officer and a director since March 1998. From September of 1982 through February of 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May of 1997 to February of 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

        M. W. Anderson, Ph.D has served as the Company’s Vice President of Product Development and Regulatory Affairs since 1998,Vice President of Clinical and Regulatory Affairs from 1994 to 1998, and Vice President of Research and Development from 1990 to 1994. He has served in various other capacities since joining the Company in 1984, including Director of Applications Research and Director of Research and Development. Prior to joining the Company in 1984, Dr. Anderson was an Assistant Professor at the University of Minnesota’s College of Pharmacy.

        David J. Byrd served as the Company's Vice President of Finance and Chief Financial Officer since February of 1996 and its Treasurer since March of 1999. Prior to joining the Company, Mr. Byrd was Chief Financial Officer and Treasurer of Medisys, Inc., a health care services company, since 1991. From 1975 to 1991, Mr. Byrd was employed by Coopers & Lybrand, where he was a partner from 1986 to 1991. Mr. Byrd is a certified public accountant.

        Kirk P. Hodgdon has served as the Company’s Vice President of Business Development since April of 1999, and has served as the Company’s Vice President of Breathe Right Brand from 1998 to 1999 and as Vice President of Marketing from 1994 to 1998. Prior to joining the Company, Mr. Hodgdon served as: Vice President-Management Supervisor at Gage Marketing Communications, a marketing services company, from 1993 to 1994; Vice President – Account Supervisor at U.S. Communications, a marketing agency, from 1989 to 1993; and Marketing Manager at Land O’Lakes, Inc., a consumer foods cooperative, from 1988 to 1989.

        John J. Keppeler has served as the Company’s Vice President of Worldwide Sales since August of 1999, and has served as the Company’s Vice President of Sales from 1998 to 1999. From November of 1986 to June of 1998, Mr. Keppeler served in a series of sales and marketing positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Director of Category & Customer Development for the Green Giant and Progresso Business.

        Larry R. Muma has served as the Company’s Vice President of Operations since January of 2001. From May of 2000 to December of 2000, Mr. Muma served as Director of Supply Chain for Novartis, Inc., a worldwide manufacturer and distributor of health care and pharmaceutical products. From February of 1992 to April of 2000, Mr. Muma served in various operations positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, serving from February 1994 to April of 1999 as Vice President of Operations for Pillsbury North America and most recently from April of 1999 to April of 2000 as Vice President of Operations Frozen Division.

        Teri P. Osgood has served as the Company’s Vice President of U.S. Marketing since December of 1999, of the Breathe Right Brand from April to December of 1999, and has served as the Company’s Vice President of New Business Commercialization from 1998 to April of 1999. From August of 1990 to July of 1998, Ms. Osgood served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis- based manufacturer and distributor of food products, most recently serving from May of 1997 to July of 1998 as Business Team Leader for Old El Paso, and from October of 1995 to May of 1997 as Business Team Leader for Pizza Snacks. Prior to joining Pillsbury, Ms. Osgood was employed in marketing by the Kimberly Clark Corp., from 1988 to 1990.

        Carol J. Watzke has served as the Company’s Vice President of Consumer Strategy since July of 1998. Prior to joining the Company, Ms. Watzke served in a series of positions of increasing responsibility since 1974 with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Consumer Insights Director from May of 1997 to July of 1998 and as Market Research Director, Green Giant Brands, from 1994 to 1997.

Item 2. PROPERTIES

        The Company leases approximately 73,000 square feet of office, manufacturing and warehouse space in Eden Prairie, Minnesota. The lease expires in November of 2010 and contains a renewal option.

Item 3. LEGAL PROCEEDINGS

        On July 20, 1999, the Company commenced a civil action in the United States District Court for the District of Minnesota, Case No. 99-CV-111 JMR/JGL, against JMS Labs Limited (USA), LLC, a/k/a/ JMS Labs Limited, asserting claims of patent infringement and Lanham Act violations. The Company contended that nasals strips manufactured, sold and/or offered for sale by JMS infringed the Company's licensed United States Patent No. 5,533,499 (the "499 Patent"), and that JMS made false and/or misleading statements concerning the characteristics and qualities of its own products and the Company's products. JMS filed an answer and counterclaim, denying the Company's claims and asserting a counterclaim for declaratory judgment that the 499 Patent was invalid, unenforceable and not infringed, and that the complained of statements were not false and misleading. JMS also moved before the United States Patent and Trademark Office (the "Patent Office") for reexamination of the 499 Patent.

        On August 14, 2000, the United States District Court for the District of Minnesota approved a Stipulation and Order of Dismissal without prejudice in the above-referenced matter. The case was dismissed without prejudice based on the pendency of the reexamination proceeding concerning the 499 Patent. As previously reported, certain of the claims relating to the Company's 499 Patent that were pending in reexamination were rejected by the Patent Office. Other claims that were not subject to reexamination remain in effect. The Company has joined the licensor in the exercise of its right to contest the action of the Patent Office, and has provided reasons that it believes that the claims should not have been rejected and is seeking to amend certain claims to provide additional protection under the 499 Patent. Although an adverse ruling from the Patent Office could narrow the range of protection available for nasal dilators and limit the breadth of the Company's patent protection, the Company believes that its current portfolio of both pending and issued patents will enable it to maintain significant patent protection for its nasal strip products. See Item 1, "Patents, Trademarks and Proprietary Rights."

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

        The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "CNXS" since April 8, 1994. The following table sets forth the high and low last sale prices of the Company's Common Stock for the period indicated.

 FISCAL YEAR ENDED DECEMBER 31, 2000                         HIGH      LOW
                                                             ----      ---
 First Quarter...............................................7.109     3.938
 Second Quarter..............................................5.000     3.500
 Third Quarter...............................................5.500     3.906
 Fourth Quarter..............................................4.125     3.125

 FISCAL YEAR ENDED DECEMBER 31, 1999                         HIGH      LOW
                                                             ----      ---
 First Quarter...............................................4.063     3.000
 Second Quarter..............................................3.469     2.813
 Third Quarter...............................................4.188     3.469
 Fourth Quarter..............................................7.188     3.625

        On March 15, 2001, the last sale price of the Common Stock was $4.375 per share.

Shareholders

        As of March 15, 2001, there were approximately 750 owners of record of Common Stock and an estimated 8,000 beneficial holders whose shares were registered in the names of nominees.

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

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," all of which are included elsewhere in this Report. The Consolidated Statements of Operations and Balance Sheet data presented below as of and for the Years Ended December 31, 1998 through December 31, 2000 have been derived from the Company's Consolidated Financial Statements included elsewhere in this Report, which have been audited by KPMG LLP, independent certified public accountants.

                              FINANCIAL HIGHLIGHTS
                    (In thousands, except per share amounts)

                                                        Years ended December 31,
                                         2000         1999         1998        1997         1996
                                      ------------------------------------------------------------

Net sales                              $ 68,892     $ 46,050     $ 53,623    $ 66,957    $ 85,866
Operating income (loss)                 (17,843)     (18,696)         701       9,644      21,743
Net income (loss)                       (15,660)     (13,756)       2,982       8,770      15,522
Diluted net income (loss) per share       (1.09)       (0.89)        0.16        0.44        0.78

Working capital                        $ 32,507     $ 50,183     $ 72,025    $ 76,919    $ 78,403
Total assets                             56,344       65,337       84,963      88,495      89,409
Stockholders' equity                     36,937       53,584       75,866      80,645      79,775

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In the opinion of the Company’s management, the quarterly unaudited information set forth below has been prepared on the same basis as the audited financial information, and includes all adjustments (consisting only of normal, recurring adjustments) necessary to present this information fairly when read in conjunction with the Company’s consolidated financial statements and notes thereto.

Overview

        The Company was founded in 1982. From 1987 until 1995, the Company designed, manufactured and marketed computer-based diagnostic devices for sleep disorders. In 1995, the Company divested itself of the assets related to its sleep disorders business to focus on the Breathe Right® nasal strip. In 2000, the Company launched FiberChoice® chewable fiber tablets.

        The Company obtained the exclusive license to manufacture and sell the Breathe Right nasal strip in 1992 and received FDA clearance in October 1993 to market the Breathe Right nasal strip as a product that improves nasal breathing. The Company has also received FDA clearance to market the Breathe Right nasal strip for the reduction or elimination of snoring, for the temporary relief of nasal congestion and for the temporary relief of breathing difficulties due to a deviated nasal septum.

        In August 1995, the Company signed an exclusive international distribution agreement with the 3M Company (“3M”) to market Breathe Right nasal strips outside the U.S. and Canada. On September 30, 1999, the Company and 3M amended the distribution agreement in a manner that enabled the Company to regain control of the marketing, sales and distribution of Breathe Right nasal strips in international markets. In exchange for the one-time contract termination fee noted below, the international distribution agreement with 3M terminated on June 30, 2000. During 2000, the Company added distributors who have reintroduced nasal strips in Europe, Japan and Australia.

        In July 1996, U.S. Utility Patents were issued covering the basic invention of the Breathe Right nasal strip and additional elements incorporated in the product. During 1997, the Company became aware of a foreign reference to a nasal dilator, not commercially available. During 2000, the U.S. Patent and Trademark Office (“Patent Office”) reexamined the Company's primary licensed patent and rejected certain claims. The Company has joined its licensor in the exercise of its right to contest the action of the Patent Office. The Company and its licensor are also seeking to amend certain claims to provide the Company with additional protection under the patent. The final outcome of the reexamination is therefore uncertain. Although an adverse ruling could narrow the range of protection available for nasal dilators and limit the breadth of the Company’s patent protection, the Company believes that its current portfolio of both pending patent applications and issued patents will enable it to maintain significant patent protection for its nasal strip products.

        During 1998, the Company strengthened its management team to add consumer packaged goods and new products experience and organized into focused business teams. The Company completed positioning research work to expand the Breathe Right brand and developed a road map for new product development. During 1999 and 2000, the Company invested aggressively in marketing, selling and product development expenses to build the Breathe Right brand and launch additional products.

        During 2000, the Company launched FiberChoice chewable fiber tablets. The tablets are positioned in the bulk fiber supplement market and give the Company an entry into the digestive health products market. FiberChoice tablets can be taken without water and have been clinically proven to be as effective as powder alternatives.

Operating Results

        The tables below set forth certain selected financial information of the Company and the percentage of net sales represented by certain items included in the Company’s statements of income for the periods indicated.

                                                     Three Months Ended                         Year
                                      ----------------------------------------------------      Ended
                                        Mar 31,      Jun 30,       Sep 30,        Dec 31,      Dec 31,
                                         2000          2000         2000           2000         2000
                                      ----------     ---------    ----------     ---------   -----------
                                                                  (In thousands)
Domestic net sales                      $ 14,338      $ 12,697      $ 16,618      $ 19,082      $ 62,735
International net sales                      296           606         2,603         2,652         6,157
                                      ----------     ---------    ----------     ---------   -----------
      Net sales                           14,634        13,303        19,221        21,734        68,892
Cost of goods sold                         4,846         5,110         6,875         8,076        24,907
                                      ----------     ---------    ----------     ---------   -----------
           Gross profit                    9,788         8,193        12,346        13,658        43,985
                                      ----------     ---------    ----------     ---------   -----------
Operating expenses:
      Marketing and selling               14,312         7,876        11,606        21,487        55,281
      General and administrative           1,173         1,178         1,237         1,237         4,825
      Product development                    488           414           403           417         1,722
      Contract termination fee                 0             0             0             0             0
                                      ----------     ---------    ----------     ---------   -----------
           Total operating expenses       15,973         9,468        13,246        23,141        61,828
                                      ----------     ---------    ----------     ---------   -----------
           Operating loss                 (6,185)       (1,275)         (900)       (9,483)      (17,843)
Investment income                            498           566           507           612         2,183
                                      ----------     ---------    ----------     ---------   -----------
           Loss before income taxes     $ (5,687)     $   (709)     $   (393)     $ (8,871)     $(15,660)
                                      ==========     =========    ==========     =========   ===========

[WIDE TABLE CONTINUED FROM ABOVE]

                                                     Three Months Ended                    Year
                                     ------------------------------------------------      Ended
                                       Mar 31,      Jun 30,      Sep 30,      Dec 31,      Dec 31,
                                        2000         2000         2000         2000         2000
                                     ---------     --------     --------    ---------     --------

Domestic net sales
International net sales

      Net sales                          100.0%       100.0%       100.0%       100.0%       100.0%
Cost of goods sold                        33.1         38.4         35.8         37.2         36.2
                                     ---------     --------     --------    ---------     --------
           Gross profit                   66.9         61.6         64.2         62.8         63.8
                                     ---------     --------     --------    ---------     --------
Operating expenses:
      Marketing and selling               97.8         59.2         60.4         98.9         80.2
      General and administrative           8.0          8.9          6.4          5.7          7.0
      Product development                  3.3          3.1          2.1          1.9          2.5
      Contract termination fee             0.0          0.0          0.0          0.0          0.0
                                     ---------     --------     --------    ---------     --------
           Total operating expenses      109.1         71.2         68.9        106.5         89.7
                                     ---------     --------     --------    ---------     --------
           Operating loss                (42.3)        (9.6)        (4.7)       (43.6)       (25.9)
Investment income                          3.4          4.3          2.6          2.8          3.2
                                     ---------     --------     --------    ---------     --------
           Loss before income taxes      (38.9)%       (5.3)%       (2.0)%      (40.8)%      (22.7)%
                                     =========     ========     ========    =========     ========

                                                      Three Months Ended                       Year
                                      ---------------------------------------------------      Ended
                                        Mar 31,      Jun 30,       Sep 30,        Dec 31,      Dec 31,
                                         1999          1999         1999           1999         1999
                                      ----------     ---------    ----------     ---------   -----------
                                                                (In thousands)
Domestic net sales                      $ 11,811      $  7,994      $ 10,151      $ 15,106      $ 45,062
International net sales                      123           191           312           362           988
                                      ----------     ---------    ----------     ---------   -----------
      Net sales                           11,934         8,185        10,463        15,468        46,050
Cost of goods sold                         4,688         3,629         3,992         6,049        18,358
                                      ----------     ---------    ----------     ---------   -----------
           Gross profit                    7,246         4,556         6,471         9,419        27,692
                                      ----------     ---------    ----------     ---------   -----------
Operating expenses:
      Marketing and selling               11,430         4,361         4,644        12,918        33,353
      General and administrative             803           824           941           815         3,383
      Product development                    979           843           782           702         3,306
      Contract termination fee                 0             0         6,345             0         6,345
                                      ----------     ---------    ----------     ---------   -----------
           Total operating expenses       13,212         6,028        12,712        14,435        46,387
                                      ----------     ---------    ----------     ---------   -----------
           Operating loss                 (5,966)       (1,472)       (6,241)       (5,016)      (18,695)
Investment income                            899           698           643           598         2,838
                                      ----------     ---------    ----------     ---------   -----------
           Loss before income taxes     $ (5,067)     $   (774)     $ (5,598)     $ (4,418)     $(15,857)
                                      ==========     =========    ==========     =========   ===========

[WIDE TABLE CONTINUED FROM ABOVE]

                                                  Three Months Ended                  Year
                                    ------------------------------------------------  Ended
                                      Mar 31,     Jun 30,     Sep 30,     Dec 31,     Dec 31,
                                       1999        1999        1999        1999        1999
                                    ---------    --------    --------   ---------    --------
Domestic net sales
International net sales

      Net sales                         100.0%      100.0%      100.0%      100.0%      100.0%
Cost of goods sold                       39.3        44.3        38.2        39.1        39.9
                                    ---------    --------    --------   ---------    --------
           Gross profit                  60.7        55.7        61.8        60.9        60.1
                                    ---------    --------    --------   ---------    --------
Operating expenses:
      Marketing and selling              95.8        53.3        44.4        83.5        72.4
      General and administrative          6.7        10.1         9.0         5.3         7.3
      Product development                 8.2        10.3         7.5         4.5         7.2
      Contract termination fee            0.0         0.0        60.6         0.0        13.8
                                    ---------    --------    --------   ---------    --------
           Total operating expenses     110.7        73.6       121.5        93.3       100.7
                                    ---------    --------    --------   ---------    --------
           Operating loss               (50.0)      (18.0)      (59.6)      (32.4)      (40.6)
Investment income                         7.5         8.5         6.1         3.9         6.2
                                    ---------    --------    --------   ---------    --------
           Loss before income taxes     (42.5)%      (9.5)%     (53.5)%     (28.6)%     (34.4)%
                                    =========    ========    ========   =========    ========

                                                               Three Months Ended                     Year
                                               --------------------------------------------------     Ended
                                                 Mar 31,       Jun 30,     Sep 30,        Dec 31,     Dec 31,
                                                  1998          1998        1998           1998       1998
                                               ----------     ---------   ----------    ---------  -----------
                                                                         (In thousands)
Domestic net sales                               $ 13,354      $ 11,789     $ 12,581     $ 14,130     $ 51,854
International net sales                             1,127           168          168          305        1,768
                                               ----------     ---------   ----------    ---------  -----------
      Net sales                                    14,481        11,957       12,749       14,435       53,622
Cost of goods sold                                  4,470         4,454        4,242        5,320       18,486
                                               ----------     ---------   ----------    ---------  -----------
           Gross profit                            10,011         7,503        8,507        9,115       35,136
                                               ----------     ---------   ----------    ---------  -----------
Operating expenses:
      Marketing and selling                         9,694         5,581        7,032        6,470       28,777
      General and administrative                    1,047         1,167          810          596        3,620
      Product development                             395           589          540          515        2,039
                                               ----------     ---------   ----------    ---------  -----------
           Total operating expenses                11,136         7,337        8,382        7,581       34,436
                                               ----------     ---------   ----------    ---------  -----------
           Operating income (loss)                 (1,125)          166          125        1,534          700
Investment income                                     690           730          712          660        2,792
                                               ----------     ---------   ----------    ---------  -----------
           Income (loss) before income taxes     $   (435)     $    896     $    837     $  2,194     $  3,492
                                               ==========     =========   ==========    =========  ===========

[WIDE TABLE CONTINUED FROM ABOVE]

                                                          Three Months Ended                Year
                                            ---------------------------------------------   Ended
                                              Mar 31,     Jun 30,     Sep 30,     Dec 31,   Dec 31,
                                               1999        1999        1999        1999       1999
                                             ---------    --------   --------  ---------   --------
Domestic net sales
International net sales

      Net sales                                  100.0%      100.0%     100.0%     100.0%     100.0%
Cost of goods sold                                30.9        37.3       33.3       36.9       34.5
                                             ---------    --------   --------  ---------   --------
           Gross profit                           69.1        62.7       66.7       63.1       65.5
                                             ---------    --------   --------  ---------   --------
Operating expenses:
      Marketing and selling                       66.9        46.7       55.2       44.8       53.7
      General and administrative                   7.2         9.8        6.4        4.1        6.8
      Product development                          2.7         4.9        4.2        3.6        3.8
                                             ---------    --------   --------  ---------   --------
           Total operating expenses               76.9        61.4       65.7       52.5       64.2
                                             ---------    --------   --------  ---------   --------
           Operating income (loss)                (7.8)        1.4        1.0       10.6        1.3
Investment income                                  4.8         6.1        5.6        4.6        5.2
                                             ---------    --------   --------  ---------   --------
           Income (loss) before income taxes      (3.0)%       7.5%       6.6%      15.2%       6.5%
                                             =========    ========   ========  =========   ========

2000 Compared to 1999

        Net Sales. Net sales were $68.9 million for 2000 compared to $46.1 million for 1999. Sales increased by 49.6% for the year due to increased advertising expenditures and new product introductions. For the year 2000, domestic sales increased to $62.7 million from $45.1 for 1999. The increase reflects increased Breathe Right nasal strip sales and shipments of FiberChoice chewable tablets. Breathe Right strip sales grew due to initial shipments of the Company’s new mentholated and kids strips and the growth of the core Breathe Right nasal strip business. In addition, 1999 sales were reduced by reserves for returns of product in connection with the introduction of new packaging that year.

        International sales increased to $6.2 million for 2000 from $988,000 for 1999. The higher level of sales reflects the reintroduction of Breathe Right nasal strips through the Company’s new international distributors in Japan, Europe and Australia. The distribution agreement with the Company’s previous international distributor was terminated effective June 30, 2000.

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

        Gross Profit. Gross profit was $44.0 million for 2000 compared to $27.7 million for 1999. Gross profit as a percentage of net sales was 63.8% for 2000 compared to 60.1% for 1999. Gross profit in 2000 was unfavorably impacted by the lower gross profit on FiberChoice chewable tablets, especially the 10-count trial size tubes. The Company also disposed of an excess inventory of pillow covers and incurred higher costs associated with expediting inventory purchases and deliveries. During the third and early fourth quarters, customer orders exceeded forecasts, resulting in additional costs to meet customer delivery schedules. Margins should improve 2 to 4% during 2001. The gross profit percentage was lower in 1999, primarily due to costs for the transition of Breathe Right nasal strips to new product packaging.

        Marketing and Selling Expenses. Marketing and selling expenses were $55.3 million for 2000 compared to $33.4 million for 1999. Marketing and selling expenses as a percentage of net sales increased to 80.2% in 2000 from 72.4% in 1999, reflecting the planned investment in advertising needed to return the Breathe Right brand to growth, relaunch Breathe Right nasal strips in key international markets and launch FiberChoice tablets.

        General and Administrative Expenses. General and administrative expenses were $4.8 million for 2000 compared to $3.4 million for 1999. This increase was primarily from infrastructure to support the growing business and business development expenses to identify future product opportunities. General and administrative expenses as a percentage of net sales decreased to 7.0% in 2000 from 7.3% in 1999 as a result of the higher level of sales in 2000.

        Product Development Expenses. Product development expenses were $1.7 million for 2000 compared to $3.3 million for 1999. Product development expenses as a percentage of net sales decreased to 2.5% in 2000 from 7.2% in 1999. This decrease represents the substantial completion of development expenses for new products the Company introduced in 2000 and a shift in emphasis to business development efforts.

        Investment Income. Investment income was $2.2 million for 2000 compared to $2.8 million for 1999. The decrease was primarily the result of a decrease in investments.

        Income Tax Benefit (Expense). There was no income tax provision for 2000 due to tax loss carryforwards.

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

        International sales decreased to $988,000 for 1999 from $1.8 million for 1998. The lower level of international sales for 1999 is attributable in large part to disappointing marketing results and continued high inventory levels at the Company’s international distributor 3M. The distribution agreement with 3M was terminated effective June 30, 2000.

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

        Product Development Expenses. Product development expenses were $3.3 million for 1999 compared to $2.0 million for 1998. This increase resulted primarily from costs related to evaluation and testing of potential new products, including FiberChoice chewable fiber tablets and FLAIR equine nasal strips. Product development expenses as a percentage of net sales increased to 7.2% in 1999 from 3.8% in 1998.

        Contract Termination Fee. Contract termination fee of $6.3 million represents a one-time payment to 3M, the Company’s international distributor, to terminate the international distribution agreement. The amount paid was negotiated, and is less than the amount called for in the original contract. The agreement allowed the Company to regain control of the international business on a phased schedule that was completed June 30, 2000.

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

Liquidity and Capital Resources

        At December 31, 2000, the Company had cash, cash equivalents and marketable securities of $31.3 million and working capital of $32.5 million.

        Operating Activities. The Company used cash in operations of approximately $4.4 million in 2000 primarily due to the net loss for the year offset by an increase in operating liabilities. The Company used cash in operations of $12.1 million in 1999 compared to cash provided of $9.3 million in 1998. The decreased cash flow in 1999 was primarily due to the net loss for the year.

        Investing Activities. Sales and maturities of marketable securities exceeded purchases by $9.2 million in 2000. Net proceeds were used to fund the cash used in operations, purchases of property and equipment and purchase treasury shares. Sales and maturities of marketable securities exceeded purchases by $21.1 million in 1999. Net proceeds were used to fund the cash used in operations and purchase treasury shares. Marketable securities purchased consisted of cash equivalents, corporate bonds, U.S. Government obligations and municipal bonds.

        The Company purchased $2.0 million of property and equipment in 2000, primarily associated with the Company’s move to different facilities, and $331,000 in 1999, primarily associated with the upgrade of management information systems.

        Financing Activities. The Company purchased 396,000 shares of its common stock for $1.5 million in 2000 and purchased 2.3 million shares for $8.6 million in 1999. These treasury shares are to be used to meet the Company’s obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions. The Company received $103,000 in 2000 and $499,000 in 1999 from the exercise of stock options and issuance of stock under the employee stock purchase plan.

        The Company believes that its existing funds will be sufficient to support its planned operations for the foreseeable future.

Recent Accounting Pronouncements

        In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain interpretations). SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted the new standard on January 1, 2001. Adoption of this standard had no impact of the Company’s financial position or results of operations.

        In December 1999, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain SEC staff views in applying accounting principals generally accepted in the United States of America to revenue recognition in financials. SAB 101 was adopted by the Company in the fourth quarter of 2000 and had no impact on the results of operations.

        In 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives”. This EITF requires companies to present in their statements of operations, certain sales incentives as sales allowances, resulting in a reduction of net sales. The Company currently records sales incentives covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending June 30. 2001. If the Company would have applied the presentation set forth in this issue in 2000, 1999 and 1998, net sales would have been reduced by $1,527,000, $3,126,000 and $1,263,000, respectively. Operating expenses would have also been reduced by the same amounts in the corresponding years. This issue does not impact operating income (loss) for any of these years.

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

        The table below provides information about the Company's cash and cash equivalents and marketable securities as of December 31, 2000:

                                                             (In thousands)

                                                       COST            FAIR VALUE
                                                       ----            ----------

                  Due within one year                $17,829             $17,812
                  Due after one year
                     through three years              13,394              13,511
                                                     -------             -------
                                                     $31,223             $31,323
                                                     =======             =======

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income (Loss), and Cash Flows for each of the years in the three-year period ended December 31, 2000, the Notes to the Consolidated Financial Statements and the Report of KPMG LLP, independent certified public accountants, are listed under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required under this Item with respect to directors is contained in the Section “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 (the “2001 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

        Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

        Information required under this item is contained in the section entitled “Executive Compensation” in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this item is contained in the section entitled “Security Ownership of Principal Stockholders and Management” in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not Applicable.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Documents filed as part of this Report:

                                                                                  FORM 10-K
                                                                                PAGE REFERENCE
                                                                                --------------

 1.     Financial Statements.

        Independent Auditors' Report.................................................F-1
        Consolidated Statements of Operations for the Years Ended
           December 31, 2000, 1999 and 1998..........................................F-2
        Consolidated Balance Sheets as of December 31, 2000 and 1999.................F-3
        Consolidated Statements of Stockholders' Equity and Comprehensive
           Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998........F-4
        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998..........................................F-5
        Notes to Consolidated Financial Statements...................................F-6

 2.     Financial Statement Schedules.

        None.

 3.     Exhibits.

        See "Exhibit Index" on the page following the Signature Page.

(b)       Reports on Form 8-K.

           The Company did not file a report on Form 8-K during the fourth quarter ended December 31, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS, INC. ("Registrant")

Dated: March 26, 2001	By /s/ Daniel E. Cohen Daniel E. Cohen Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 26, 2001 on behalf of the Registrant in the capacities indicated.

(Power of Attorney and Signatures)

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

3.2       Company's Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the
          Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form
          10-K)).

10.1*     CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form S-8, File No. 33-14052C).

10.2*     CNS, Inc. 1989 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-8, File No. 33-29454).

10.3*     CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*     CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the
          Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.5*     CNS, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit A of the Definitive
          Proxy Statement for the Company's Annual Meeting of Stockholders that was held on May
          3, 2000).

10.6**    License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-2, File No. 33-46120).

10.7**    License Agreement dated November 10, 1997 between the Company and Onesta Nutrition,
          Inc. (incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K).

10.8**    License Agreement dated March 12, 1999 between the Company and WinEase LLC
          (incorporated by reference to Exhibit 10.10 of the 1999 Form 10-K).

10.9**    License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen
          Cronk (incorporated by reference to Exhibit 10.11 of the 1999 Form 10-K).

10.10**   License Agreement dated March 1, 2000 between the Company and The Procter & Gamble
          (the "P&G" License Agreement).

10.11**   Distributor Agreement dated August 1, 2000 between the Company and Eisai Co., Ltd.

10.12**   Repackaging Agreement dated August 1, 2000 between the Company and Herusu, Co., Ltd.

10.13*    Employment Agreement between the Company and Daniel E. Cohen dated February 12,
          1999 (incorporated by referenced to Exhibit 10.9 to the Company's Annual Report on Form
          10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).

10.14*    Employment Agreement between the Company and Marti Morfitt dated February 12,
          1999 (incorporated by referenced to Exhibit 10.10 to the 1998 Form 10-K).

10.15*    Employment Agreement between the Company and Kirk P. Hodgdon dated February 12,
          1999 (incorporated by referenced to Exhibit 10.11 to the 1998 Form 10-K).

10.16*    Employment Agreement between the Company and David J. Byrd dated February 12, 1999
          (incorporated by referenced to Exhibit 10.12 to the 1998 Form 10-K).

10.17*    Employment Agreement between the Company and John J. Keppeler dated February 12,
          1999 (incorporated by referenced to Exhibit 10.13 to the 1998 Form 10-K).

10.18*    Employment Agreement between the Company and Teri P. Osgood dated February 12,
          1999 (incorporated by referenced to Exhibit 10.14 to the 1998 Form 10-K).

10.19*    Employment Agreement between the Company and Carol J. Watzke dated February 12,
          1999 (incorporated by referenced to Exhibit 10.15 to the 1998 Form 10-K).

10.20*    Employment Agreement between the Company and M. W. Anderson dated February 12,
          1999 (incorporated by referenced to Exhibit 10.17 to the 1998 Form 10-K).

10.21*    Employment Agreement between the Company and Larry R. Muma dated January 2, 2001.

21.1      Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form
          10-K).

23.1      Consent of KPMG LLP.

24.1      Powers of Attorney (included on the signature page hereof).

__________

*Indicates Compensatory Agreement.

**Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

Independent Auditors’Report

The Board of Directors and Stockholders
CNS, Inc.:

We have audited the accompanying consolidated balance sheets of CNS, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
January 18, 2001

CNS, INC.
Consolidated Statements of Operations
Years ended December 2000, 1999 and 1998
(in thousands, except per share amounts)

                                                                2000         1999          1998
-------------------------------------------------------------------------------------------------

Net sales                                                     $ 68,892     $ 46,050      $ 53,623
Cost of goods sold                                              24,907       18,358        18,485
-------------------------------------------------------------------------------------------------
                 Gross profit                                   43,985       27,692        35,138
-------------------------------------------------------------------------------------------------

Operating expenses:
     Marketing and selling                                      55,281       33,354        28,777
     General and administrative                                  4,825        3,383         3,621
     Product development                                         1,722        3,306         2,039
     Contract termination fee                                        0        6,345             0
-------------------------------------------------------------------------------------------------
                 Total operating expenses                       61,828       46,388        34,437
-------------------------------------------------------------------------------------------------

                 Operating income (loss)                       (17,843)     (18,696)          701

Interest income                                                  2,234        2,596         2,791
Gain (loss) on sales of marketable securities                      (51)         243             0
-------------------------------------------------------------------------------------------------

                 Income (loss) before income taxes             (15,660)     (15,857)        3,492

Income tax benefit (expense)                                         0        2,101          (510)
-------------------------------------------------------------------------------------------------

                 Net income (loss)                            $(15,660)    $(13,756)     $  2,982
=================================================================================================

Basic net income (loss) per share                             $  (1.09)    $   (.89)     $    .16
=================================================================================================

Weighted average number of common shares outstanding            14,372       15,435        18,079
=================================================================================================

Diluted net income (loss) per share                           $  (1.09)    $   (.89)     $    .16
=================================================================================================
Weighted average number of common
     and assumed conversion shares outstanding                  14,372       15,435        18,249
=================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands, except per share amounts)

                            Assets                                       2000          1999
---------------------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents                                         $  2,079      $    860
     Marketable securities                                               29,244        37,998
     Accounts receivable, net of allowance for doubtful accounts
         of $300 in 2000 and $280 in 1999                                12,582        11,370
     Income taxes receivable                                                  0         3,178
     Inventories                                                          4,752         4,905
     Prepaid expenses and other current assets                            3,257         3,625
---------------------------------------------------------------------------------------------
                    Total current assets                                 51,914        61,936

Property and equipment, net                                               3,201         2,010
Product rights, net                                                       1,229         1,391
---------------------------------------------------------------------------------------------

                                                                       $ 56,344      $ 65,337
=============================================================================================

                  Liabilities and Stockholders' Equity

---------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                  $ 12,600      $  5,422
     Accrued expenses                                                     6,251         6,331
     Accrued income taxes                                                   556             0
---------------------------------------------------------------------------------------------
                    Total current liabilities                            19,407        11,753
---------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock - authorized 8,484 shares;
         none issued or outstanding                                           0             0
     Common stock - $.01 par value; authorized 50,000 shares;
         issued and outstanding 19,295 shares in 2000 and 1999              193           193
     Additional paid-in capital                                          61,182        61,531
     Treasury shares -  at cost; 5,179 shares in 2000
         and 4,838 shares in 1999                                       (23,279)      (22,221)
     Retained earnings (deficit)                                         (1,259)       14,401
     Accumulated other comprehensive income (loss)                          100          (320)
---------------------------------------------------------------------------------------------
                    Total stockholders' equity                           36,937        53,584

Commitments (notes 9 and 10)
---------------------------------------------------------------------------------------------

                                                                       $ 56,344      $ 65,337
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
Years ended December 31, 2000, 1999 and 1998
(in thousands)

                                                          Common stock                        Treasury shares
                                                      ---------------------   Additional  -------------------------
                                                         Number       Par       paid-in       Number
                                                        of shares     value     capital     of shares      Cost
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                              19,295 $     193      $   63,496       961      $  (8,220)

      Stock issued in connection with
           Employee Stock Purchase Plan                        0         0             (25)       (5)            43
      Stock options exercised                                  0         0          (1,538)     (172)         1,777
      Treasury shares purchased                                0         0               0     1,908         (8,270)
      Comprehensive income:
           Net income for the year                             0         0               0         0              0
           Unrealized gains on marketable securities
                net of income tax effect of $154               0         0               0         0              0

                     Total comprehensive income
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                              19,295       193          61,933     2,692        (14,670)

      Stock issued in connection with
           Employee Stock Purchase Plan                        0         0             (98)      (18)           151
      Stock options exercised                                  0         0            (414)     (108)           860
      Warrants issued                                          0         0             110         0              0
      Treasury shares purchased                                0         0               0     2,272         (8,562)
      Comprehensive loss:
           Net loss for the year                               0         0               0         0              0
           Unrealized losses on marketable securities
                net of income tax effect of $154               0         0               0         0              0

                     Total comprehensive loss
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                              19,295       193          61,531     4,838        (22,221)

      Stock issued in connection with
           Employee Stock Purchase Plan                        0         0            (131)      (26)           214
      Stock options exercised                                  0         0            (218)      (29)           238
      Treasury shares purchased                                0         0               0       396         (1,510)
      Comprehensive loss:
           Net loss for the year                               0         0               0         0              0
           Unrealized gains on marketable securities
                net of income tax effect of $0                 0         0               0         0              0

                     Total comprehensive loss
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                              19,295 $     193      $   61,182     5,179      $ (23,279)
======================================================================================================================

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                                 Accumulated
                                                             Retained                other             Total
                                                             earnings             comprehensive    stockholders'
                                                            (deficit)               income (loss)     equity
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                 $  25,175          $        0   $        80,644

      Stock issued in connection with
           Employee Stock Purchase Plan                              0                   0                18
      Stock options exercised                                        0                   0               239
      Treasury shares purchased                                      0                   0            (8,270)
      Comprehensive income:
           Net income for the year                               2,982                   0             2,982
           Unrealized gains on marketable securities
                net of income tax effect of $154                     0                 253               253
                                                                                              ---------------
                     Total comprehensive income                                                        3,235
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                    28,157                 253            75,866

      Stock issued in connection with
           Employee Stock Purchase Plan                              0                   0                53
      Stock options exercised                                        0                   0               446
      Warrants issued                                                0                   0               110
      Treasury shares purchased                                      0                   0            (8,562)
      Comprehensive loss:
           Net loss for the year                               (13,756)                  0           (13,756)
           Unrealized losses on marketable securities
                net of income tax effect of $154                     0                (573)             (573)
                                                                                              ---------------
                     Total comprehensive loss                                                        (14,329)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                    14,401                (320)           53,584

      Stock issued in connection with
           Employee Stock Purchase Plan                              0                   0                83
      Stock options exercised                                        0                   0                20
      Treasury shares purchased                                      0                   0            (1,510)
      Comprehensive loss:
           Net loss for the year                               (15,660)                  0           (15,660)
           Unrealized gains on marketable securities
                net of income tax effect of $0                       0                 420               420
                                                                                              ---------------
                     Total comprehensive loss                                                        (15,240)
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                 $  (1,259)         $      100   $        36,937
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998
(in thousands)

                                                                                      2000            1999          1998
---------------------------------------------------------------------------------------------------------------------------

Operating activities:
      Net income (loss)                                                             $ (15,660)     $ (13,756)     $   2,982
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                            1,051          1,029            855
               Net loss on disposal of property and equipment                              81              0              0
               Warrants issued                                                              0            110              0
               Deferred income taxes                                                        0          1,486            284
               Changes in operating assets and liabilities:
                   Accounts receivable                                                 (1,212)        (3,579)         3,601
                   Inventories                                                            153          3,918           (199)
                   Prepaid expenses and other current assets                            3,546         (4,009)           500
                   Accounts payable and accrued expenses                                7,654          2,655          1,247
---------------------------------------------------------------------------------------------------------------------------

                            Net cash provided by (used in) operating activities        (4,387)       (12,146)         9,270
---------------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchases of marketable securities                                              (63,151)       (97,157)       (43,429)
      Sales and maturities of marketable securities                                    72,324        118,230         43,497
      Payments for purchases of property and equipment                                 (2,019)          (330)        (1,101)
      Payments for product rights                                                        (141)          (259)          (229)
      Redemption of certificate of deposit, restricted                                      0              0            360
---------------------------------------------------------------------------------------------------------------------------

                            Net cash provided by (used in) investing activities         7,013         20,484           (902)
---------------------------------------------------------------------------------------------------------------------------

Financing activities:
      Proceeds from the issuance of common stock
          under Employee Stock Purchase Plan                                               83             53             18
      Proceeds from the exercise of stock options                                          20            446            239
      Purchase of treasury shares                                                      (1,510)        (8,562)        (8,270)
---------------------------------------------------------------------------------------------------------------------------

                            Net cash used in financing activities                      (1,407)        (8,063)        (8,013)
---------------------------------------------------------------------------------------------------------------------------

                            Net increase in cash and cash equivalents                   1,219            275            355

Cash and cash equivalents:
      Beginning of year                                                                   860            585            230
---------------------------------------------------------------------------------------------------------------------------

      End of year                                                                   $   2,079      $     860      $     585
===========================================================================================================================

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest                                        $       0      $       0      $       0
      Cash paid during the year for income taxes                                            0            344            700
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

(1)   Summary of Significant Accounting Policies

Principles of Consolidation The accompanying consolidated financial statements include the accounts of CNS, Inc. and its subsidiaries (“the Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Business The Company designs, manufactures and markets consumer products, including Breathe Right®nasal strips and FiberChoice®tablets. The Company’s products are sold over-the-counter in retail outlets, including mass merchant, drug, grocery and club stores. The Company primarily uses international distributors to market Breathe Right nasal strips outside the U.S.

Revenue Recognition Revenue from sales is recognized at the time products are shipped.

Accounting Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments All financial instruments are carried at amounts that approximate fair value.

        Cash Equivalents   Cash equivalents consist primarily of money market funds.

Marketable Securities The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Any unrealized gains and losses are reflected as a separate component of stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, results in a charge to operations resulting in the establishment of a new cost basis for the security.

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

Foreign Sales Foreign sales are made primarily in U.S. dollars.

Advertising The Company capitalizes the production costs of advertising and expenses these costs the first time the advertising runs.

Income Taxes Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Share Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed conversion shares were excluded from the net loss per share computation as their effect is antidilutive. Common stock options could potentially dilute basic earnings per share in future periods if the Company generates net income. Diluted net income per share has been computed based upon the weighted average number of common and assumed conversion shares outstanding during the year.

Comprehensive Income (Loss) Comprehensive income (loss) consists of the Company’s net income (loss) and unrealized gains (losses) on marketable securities and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

New Accounting Standards In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain interpretations). SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted the new standard on January 1, 2001. Adoption of this standard had no impact of the Company’s financial position or results of operations.

In December 1999, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain SEC staff views in applying accounting principals generally accepted in the United States of America to revenue recognition in financials. SAB 101 was adopted by the Company in the fourth quarter of 2000 and had no impact on the results of operations.

In 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives”. This EITF requires companies to present in their statements of operations, certain sales incentives as sales allowances, resulting in a reduction of net sales. The Company currently records sales incentives covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending June 30. 2001. If the Company would have applied the presentation set forth in this issue in 2000, 1999 and 1998, net sales would have been reduced by $1,527,000, $3,126,000 and $1,263,000, respectively. Operating expenses would have also been reduced by the same amounts in the corresponding years. This issue does not impact operating income (loss) for any of these years.

(2)   Marketable Securities

Marketable securities, including estimated fair value based on quoted market prices or valuation models, are summarized as follows (in thousands):

                                                     December 31
                                       -------------------------------------
                                               2000              1999
                                       -------------------  ----------------
                                          Cost  Fair Value  Cost  Fair Value
----------------------------------------------------------------------------

Cash equivalents                        $ 2,166  $ 2,166  $   659  $   659
Certificates of deposit                       0        0    5,500    5,493
Corporate bonds                          24,308   24,413   24,088   23,879
U.S. Government obligations               2,670    2,665    8,070    7,967
---------------------------------------------------------------------------

     Total marketable securities        $29,144  $29,244  $38,317  $37,998
==========================================================================

        Maturities of marketable securities at December 31, 2000 are as follows (in thousands):

                                        Cost     Fair Value
----------------------------------------------------------------

Due within one year                        $ 15,750   $  15,733
Due after one year through three years       13,394      13,511
----------------------------------------------------------------

          Total marketable securities      $ 29,144   $  29,244
================================================================
There were realized losses of $51,000 during 2000, realized gains of $243,000 during 1999 and no realized gains or losses in 1998.

(3)   Advertising

At December 31, 2000 and 1999, $1,924,000 and $1,762,000, respectively, of advertising costs were reported as assets. Advertising expense was $36,221,000 in 2000, $18,024,000 in 1999, and $15,431,000 in 1998.

(4) Details of Selected Balance Sheet Accounts

        Details of selected balance sheet accounts are as follows (in thousands):

                                             2000   1999   1998
-----------------------------------------------------------------------

Allowance for doubtful accounts:
    Balance beginning of year                    $ 280  $ 210   $ 210
    Plus provision for doubtful accounts            26     96      43
    Less charge offs                                 6     26      43
-----------------------------------------------------------------------

          Balance end of year                    $ 300  $ 280   $ 210
=======================================================================

                                                                   December 31
                                                              -------------------
                                                                 2000      1999
---------------------------------------------------------------------------------

Inventories:
    Finished goods                                             $ 2,139   $ 2,935
    Raw materials and component parts                            2,613     1,970
---------------------------------------------------------------------------------

          Total inventories                                    $ 4,752   $ 4,905
=================================================================================

Property and equipment:
    Production equipment                                       $   556   $   408
    Office equipment and information systems                     3,623     3,330
    Leasehold improvements                                       1,022         0
---------------------------------------------------------------------------------
                                                                 5,201     3,738
    Less accumulated depreciation                                2,000     1,728
---------------------------------------------------------------------------------

             Property and equipment, net                       $ 3,201   $ 2,010
=================================================================================

Product rights:
    Product rights                                             $ 2,548   $ 2,407
    Less accumulated amortization                                1,319     1,016
---------------------------------------------------------------------------------

             Product rights, net                               $ 1,229   $ 1,391
=================================================================================

Accrued expenses:
    Promotions and allowances                                  $ 3,085   $ 3,106
    Royalties and commissions                                      954       678
    Salaries, incentives and paid time off                       2,000       991
     Packaging transition                                            0     1,426
    Other                                                          212       130
---------------------------------------------------------------------------------
             Total accrued expenses                            $ 6,251   $ 6,331
=================================================================================

(5)   Stockholders’Equity

Stock Options The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase up to 3,650,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of December 31, 2000.

        Stock option activity under these plans is summarized as follows:

                           Weighted-average                Shares
                                Exercise Price     Shares      Available
                                   Per Share    Outstanding    For Grant
------------------------------------------------------------------------

Balance at December 31, 1997       $  5.29       1,357,300      765,350
    Granted                           4.92         634,700     (634,700)
    Exercised                         1.39        (171,500)           0
    Canceled                         10.71        (240,000)     240,000
------------------------------------------------------------------------

Balance at December 31, 1998          4.74       1,580,500      370,650
    Granted                           3.05         353,000     (353,000)
    Exercised                         4.16        (115,010)           0
    Canceled                          4.00         (47,100)      47,100
------------------------------------------------------------------------

Balance at December 31, 1999          4.47       1,771,390       64,750
    New 2000 Plan                                               700,000
    Granted                           4.01         358,400     (358,400)
    Exercised                         4.18         (69,690)           0
    Canceled                          5.18        (168,100)     168,100
------------------------------------------------------------------------

Balance at December 31, 2000       $  4.33       1,892,000      574,450
========================================================================
Information on outstanding and currently exercisable options by price range as of December 31, 2000, is summarized as follows:

                                Weighted-average Weighted-average  Exercisable Weighted-average
     Price Range    Total Number Remaining Life      Exercise       Number of       Exercise
      Per Share       of Shares     (Years)           Price          Shares           Price
-----------------------------------------------------------------------------------------------
   $ 2.13 - 2.81       257,900        7.9          $   2.78          100,700       $  2.73
     3.10 - 4.00       722,800        6.5              3.56          390,400          3.23
     4.13 - 5.00       328,600        7.7              4.65          199,932          4.74
     5.44 - 5.94       482,700        5.1              5.49          418,700          5.49
        7.25           100,000        6.6              7.25           97,500          7.25
                     ---------                                     ---------
                     1,892,000                                     1,207,232
                     =========                                     =========
At December 31, 2000, the weighted-average remaining contractual life of outstanding options was 6.6 years. At December 31, 2000, 1999 and 1998, currently exercisable options aggregated 1,207,232, 1,091,156 and 1,051,800 shares of common stock, respectively and the weighted-average exercise price of those options was $4.55, $4.73 and $4.62, respectively.

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 is estimated as $2.60, $1.98 and $3.20, respectively on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 65%; risk-free interest rate of 6.50% in 2000, 6.00% in 1999 and 6.25% in 1998; and an expected life of 6 years.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and diluted earnings per share would have been reduced by approximately $900,000, or $.06 per share in 2000, $950,000, or $.06 per share in 1999 and $1,300,000, or $.07 per share in 1998.

Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 200,000 shares under the plan of which employees as of December 31, 2000 have purchased 188,507 shares.

Warrants In connection with agreements to license certain intellectual property rights to potential products, licensers were issued warrants. During 1999, warrants were issued to purchase 50,000 shares of the Company’s common stock exercisable at a price of $3.44 per share exercisable evenly over three years and for a period of 10 years. The issuance of the warrants resulted in an expense of $110,000. Warrants were issued during 1997 to purchase 25,000 shares at a price of $8.00 per share exercisable in 2000 and for a period of five years. Of these warrants, 31,667 hares are currently exercisable.

Preferred Stock At December 31, 2000, the Company is authorized to issue 1,000,000 shares of Series A Junior Participating Preferred Stock upon a triggering event under the Company’s stockholders’ rights plan and is authorized to issue up to an additional 7,483,589 shares of undesignated preferred stock.

(6)   Income Taxes

        Income tax expense (benefit) for the three years ended December 31, 2000, is as follows (in thousands):

                                            Current   Deferred    Total
------------------------------------------------------------------------------
2000:
   Federal                                       $      0   $     0  $      0
   State                                                0         0         0
------------------------------------------------------------------------------

                  Income tax expense (benefit)   $      0   $     0  $      0
==============================================================================

1999:
   Federal                                       $(3,917)   $ 1,816  $(2,101)
   State                                                0         0         0
------------------------------------------------------------------------------

                  Income tax expense (benefit)   $(3,917)   $ 1,816  $(2,101)
==============================================================================

1998:
   Federal                                       $    128   $   184  $    312
   State                                               98       100       198
------------------------------------------------------------------------------

                       Income tax expense        $    226   $   284  $    510
==============================================================================

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

                                                   2000      1999      1998
-----------------------------------------------------------------------------

Computed tax expense (benefit)                   $(5,481)  $(5,550)   $1,222
State taxes, net of federal benefit                 (554)     (431)       64
Tax exempt interest                                     0     (178)    (789)
Change in deferred tax valuation allowance          6,018     3,932        0
Other                                                  17       126       13
-----------------------------------------------------------------------------

          Actual tax expense (benefit)           $      0  $(2,101)   $  510
=============================================================================
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 2000 and 1999 are presented below (in thousands):

                                                            December 31
                                                       ---------------------------
                                                             2000         1999
----------------------------------------------------------------------------------

Deferred tax assets:
   Inventory items                                      $      795   $      677
   Accounts receivable allowance                               111          104
   Product rights                                              246          181
   Accrued expenses                                          1,580        1,835
   Net operating loss and credit carryforwards               7,445        1.124
   Unrealized loss on marketable securities                      0          122
----------------------------------------------------------------------------------
                                                            10,177        4,043
Less valuation allowance                                     9,950        3,932
----------------------------------------------------------------------------------
                                                               227          111
----------------------------------------------------------------------------------

Deferred tax liabilities:
   Unrealized gains on marketable securities                  (35)            0
   Property and equipment                                    (192)        (111)
----------------------------------------------------------------------------------
                                                             (227)        (111)
----------------------------------------------------------------------------------

          Net deferred tax assets                       $        0   $        0
==================================================================================
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level on historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred assets as of December 31, 2000.

As of December 31, 2000, the Company has reported federal net operating loss carryforwards of approximately $17,700,000. The federal net operating loss carryforwards expire in 2019 and 2020. The Company also has approximately $327,000 of credits for alternative minimum tax that have no expiration date.

(7)   Sales

The Company had one significant customer who accounted for approximately 19%, 24% and 20% of net sales in 2000, 1999 and 1998, respectively. Accounts receivable from this customer as of December 31, 2000 and 1999 were $2,274,000 and $4,330,000, respectively. Net sales by geographic area are as follows (in thousands):

                                  2000           1999          1998
------------------------------------------------------------------------

Domestic                    $       62,735  $      45,062 $      51,855
International                        6,157            988         1,768
------------------------------------------------------------------------

          Net sales         $       68,892 $      46,050  $      53,623
========================================================================

(8)   Contract Termination Fee

On September 30, 1999, the Company and the 3M Company (“3M”) amended an exclusive international distribution agreement in a manner that allowed the Company to regain control of the marketing, sales and distribution of Breathe Right nasal strips in international markets. In exchange for a one-time contract termination fee of $6,345,000 paid in 1999, the international distribution agreement with 3M terminated on June 30, 2000.

(9)   License Agreements

The Company has agreements to exclusively license intellectual property rights to certain products. Royalties due under these agreements are based on various percentages of net sales. To maintain the Company’s licenses, it must make minimum royalty payments of $1,330,000 each year until patents for the products expire. Royalty expense was approximately $2,692,000 in 2000, $1,477,000 in 1999 and $1,509,000 in 1998.

(10)   Operating Leases

The Company leases equipment and office space under noncancelable operating leases that have initial or noncancelable lease terms in excess of one year. Future minimum lease payments due in accordance with these leases as of December 31, 2000 are as follows (in thousands):

Year ending December 31,                             Amount
---------------------------------------------------------------

2001                                            $          718
2002                                                       732
2003                                                       742
2004                                                       727
2005                                                       740
Later years                                              3,859
---------------------------------------------------------------

         Future minimum lease payments          $        7,518
===============================================================

        Total rental expense for operating leases was $559,000 in 2000, $555,000 in 1999, and $564,000 in 1998.

(11)   Net Income (Loss) Per Share

        A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

                                                      2000          1999          1998
----------------------------------------------------------------------------------------

Weighted average common shares outstanding            14,372        15,435       18,079
Assumed conversion of stock options                        0             0          170
----------------------------------------------------------------------------------------
Average common and assumed conversion shares          14,372        15,435       18,249
========================================================================================
Options and warrants to purchase 1,967,000 shares of common stock with a range of exercise prices from $2.13 to $8.00 per share were outstanding during 2000 but were not included in the computation of 2000 diluted earnings per share because the effect would be anti-dilutive. The options expire from 2001 to 2010.