Form 10-Q
period 2001-03-31
CNS INC /DE/
filed 2001-05-11
CIK 814258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Transition Period from                    to
                                        ------------------    -----------------


                        COMMISSION FILE NUMBER: 0 - 16612


                                    CNS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             41-1580270
-------------------------------                              -------------------
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

                                YES _X_     NO ___

At April 30, 2001, the Company had outstanding 14,126,669 shares of common stock, $.01 par value per share.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    CNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                   March 31,    December 31,
                                                                     2001          2000
                                                                  -----------   -----------
ASSETS                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                      $    701       $  2,079
     Marketable securities                                           19,019         29,244
     Accounts receivable, net                                        13,764         12,582
     Inventories                                                      6,519          4,752
     Prepaid expenses and other current assets                        2,896          3,257
                                                                   --------       --------
          Total current assets                                       42,899         51,914
Property and equipment, net                                           3,262          3,201
Product rights, net                                                   1,300          1,229
                                                                   --------       --------
                                                                   $ 47,461       $ 56,344
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                           13,864         19,407
                                                                   --------       --------
          Total current liabilities                                  13,864         19,407
Stockholders' equity:
     Preferred stock - authorized 8,484 shares;
          none issued or outstanding                                      0              0
     Common stock - $.01 par value; authorized 50,000 shares;
          issued and outstanding, 19,295 shares                         193            193
     Additional paid-in capital                                      61,050         61,182
     Treasury shares - at cost; 4,907 at March 31, 2001 and
        4,838 at December 31, 2000                                  (23,110)       (23,279)
     Retained deficit                                                (4,836)        (1,259)
     Accumulated other comprehensive income                             300            100
                                                                   --------       --------
          Total stockholders' equity                                 33,597         36,937
                                                                   --------       --------
                                                                   $ 47,461       $ 56,344
                                                                   ========       ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                        CNS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)
                        (in thousands, except per share amounts)

                                                   Three Months Ended
                                                       March 31,
                                                -----------------------
                                                  2001           2000
                                                --------       --------
Net sales                                       $ 27,112       $ 14,634
Cost of goods sold                                 8,706          4,846
                                                --------       --------
     Gross profit                                 18,406          9,788
                                                --------       --------
Operating expenses:
     Marketing and selling                        20,201         14,312
     General and administrative                    1,517          1,173
     Product development                             627            488
                                                --------       --------
          Total operating expenses                22,345         15,973
                                                --------       --------
          Operating loss                          (3,939)        (6,185)
Interest income                                      362            498
                                                --------       --------
     Loss before income taxes                     (3,577)        (5,687)
Income tax (provision) benefit                         0              0
                                                --------       --------
     Net loss                                   $ (3,577)      $ (5,687)
                                                ========       ========

Basic net loss per share                        $   (.25)      $   (.39)
                                                ========       ========
Diluted net loss per share                      $   (.25)      $   (.39)
                                                ========       ========

Weighted average number of common
     shares outstanding                           14,123         14,400
                                                ========       ========
Weighted average number of common and
     assumed conversion shares outstanding        14,123         14,400
                                                ========       ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                    CNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
Operating activities:
     Net loss                                                  $ (3,577)      $ (5,687)
     Adjustments to reconcile net loss to net cash
              from operating activities:
         Depreciation and amortization                              271            251
         Changes in operating assets and liabilities:
            Accounts receivable                                  (1,182)         4,579
            Inventories                                          (1,767)           918
            Prepaid expenses and other current assets               362          1,770
            Accounts payable and accrued expenses                (5,544)        (6,672)
                                                               --------       --------
                 Net cash from operating activities             (11,437)        (4,841)
                                                               --------       --------
Investing activities:
     Net change in marketable securities                         10,425          4,330
     Payments for purchases of property and equipment              (255)           (47)
     Payments for product rights                                   (148)           (17)
                                                               --------       --------
                 Net cash from investing activities              10,022          4,266
                                                               --------       --------
Financing activities:
     Proceeds from issuance of common stock
          under stock plans                                          88              0
     Purchase of treasury shares                                    (51)          (249)
                                                               --------       --------
                  Net cash from financing activities                 37           (249)
                                                               --------       --------
                  Net change in cash and cash equivalents        (1,378)          (824)
Cash and cash equivalents:
     Beginning of period                                          2,079            860
                                                               --------       --------
     End of period                                             $    701       $     36
                                                               ========       ========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Annual Report on Form 10-K for the year ended December 31, 2000, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Comprehensive Income (Loss)
A reconciliation of total comprehensive income (loss) is as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                             ---------------------
                                               2001          2000
                                             -------       -------
Net loss                                     ($3,577)      ($5,687)
Change in unrealized gain on marketable
  securities, net of income tax                  200             0
                                             -------       -------
Total comprehensive loss                     ($3,377)      ($5,687)
                                             -------       -------

Note 3 - Earnings Per Share
A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                             ---------------------
                                               2001          2000
                                             -------       -------
Average common shares outstanding             14,123        14,400
Assumed conversion of stock options                0             0
                                              ------        ------
Average common and assumed
     Conversion shares                        14,123        14,400
                                              ------        ------

Note 4 - Recent Accounting Pronouncements
In 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This EITF requires companies to present in their statements of operations, certain sales incentives as sales allowances, resulting in a reduction of net sales. The Company currently records sales incentives covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending March 31, 2002. If the Company would have applied the presentation set forth in this issue in the quarter ending March 31, 2001 and 2000, net sales would have been reduced by $308,000 and $298,000, respectively. Operating expenses would have also been reduced by the same amounts in the corresponding years. This issue does not impact operating income (loss) for any of these periods.

In 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". This EITF requires companies to present in their statements of operations, certain consideration paid to a purchaser of the company's products as sales allowances, resulting in a reduction of net sales. The Company currently records costs covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending March 31, 2002. The Company is in the process of evaluating this EITF and its potential impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company began marketing FiberChoice(R) chewable tablets, an innovative bulk fiber supplement in the second quarter of 2000.

Results of Operations

Net sales increased 85.3% to $27.1 million for the first quarter of 2001 compared to $14.6 million for the same quarter of 2000. Domestic sales increased 55.2% to $22.3 million from $14.4 million in the first quarter of 2000. Increased sales reflect increased Breathe Right nasal strip sales and sales of FiberChoice chewable tablets, first shipped to customers in the second quarter of 2000. Breathe Right strip sales continued to grow due to the Company's new mentholated and kids strips and the growth of the core Breathe Right nasal strip business.

International sales were $4.8 million for the first quarter of 2001 compared to $296,000 for the same quarter of 2000. The higher level of international sales for 2001 resulted from new international distributors in Japan, Europe and Australia and the Company's international marketing efforts.

Gross profit was $18.4 million for the first quarter of 2001 compared to $9.8 million for the same quarter of 2000. Gross profit as a percentage of net sales increased to 67.9% for the first quarter of 2001 compared to 66.9% for the same quarter of 2000. The higher gross profit percentage resulted primarily from improved margins on Breathe Right nasal strips partially offset by the lower gross profit percentage on FiberChoice tablets.

Marketing and selling expenses were $20.2 million for the first quarter of 2001 compared to $14.3 million for the same quarter of 2000. The increase resulted primarily from planned advertising and sales support for the launch of FiberChoice chewable tablets and relaunch of Breathe Right nasal strips in international markets. The majority of our advertising for the Breathe Right brand is during the cough/cold season, which is the Company's first and fourth calendar quarters. Marketing and selling expenses also include marketing development funds ("MDF") provided to retail customers. In order to obtain the greatest benefit from those expenses, the Company works with retail customers to concentrate those expenditures in the cough/cold season. For that reason, the Company expensed an additional $1 million for MDF in the first quarter of this year. This additional first quarter expense is not expected to impact total MDF expenses planned for 2001.

General and administrative expenses were $1.5 million for the first quarter of 2001 compared to $1.2 million for the same quarter of 2000. This increase resulted primarily from the expenses associated with increasing the Company's infrastructure to support the growing business and business development expenses associated with the identification of future product opportunities.

Product development expenses were $627,000 for the first quarter of 2001 compared to $488,000 for the same quarter of 2000. The increase represents expenses for the investigation of potential new products and improvements to existing products. No new product launches are expected in 2001.

Operating loss for the first quarter of 2001 was $3.9 million compared to $6.2 million for the same quarter of 2000.

Investment income was $362,000 for the first quarter of 2001 compared to $498,000 for the same quarter of 2000. The decrease was primarily the result of a decrease in investable funds.

There was no income tax benefit for the first quarter of 2001 due to tax loss carryforwards.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash, cash equivalents and marketable securities of $19.7 million and working capital of $29.0 million.

The Company used cash in operations of $11.4 million for the first quarter of 2001 compared with $4.8 million for the same quarter of 2000. The use of cash in 2001 was due to the net loss plus an increase in operating assets and payment of operating liabilities.

The Company had net sales of $10.4 million of marketable securities in the first quarter of 2001.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Recent Accounting Pronouncements

See Note 4 to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company's revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company's success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iii) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future could be, the subject of litigation and may be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (iv) the Company has faced and, in the future could face, challenges in successfully developing and introducing new products; (v) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vi) the Company is dependent upon contract manufacturers for the production of substantially all of its products;
(vii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier that has the right to discontinue the production and sale of the materials at any time; and (viii) the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company's market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company's risk to interest rate fluctuations has not materially changed since December 31, 2000. See Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              Not Applicable

Item 2.       Changes in Securities

              Not Applicable

Item 3.       Defaults Upon Senior Securities

              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              Not Applicable

Item 5.       Other Information

              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:
              See "Exhibit Index" on the page following the Signature Page.

              (b) Reports on Form 8-K
              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         CNS, Inc.
                                             -----------------------------------
                                                        Registrant





Date: May 9, 2001                            By: /s/ Marti Morfitt
      -----------------------                    -------------------------------
                                             Marti Morfitt
                                             President & Chief Operating Officer





Date: May 9, 2001                            By: /s/ David J. Byrd
      -----------------------                    -------------------------------
                                             David J. Byrd
                                             Vice President of Finance, Chief
                                             Financial Officer and Treasurer

                                    CNS, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1 Company's Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K")).

3.2 Company's Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K")).

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

10.7** License Agreement dated November 10, 1997 between the Company and Onesta Nutrition, Inc. (incorporated by reference to Exhibit 10.9 to the Company's 1999 Form 10-K).

10.8** License Agreement dated March 12, 1999 between the Company and WinEase LLC (incorporated by reference to Exhibit 10.10 of the 1999 Form 10-K).

10.9** License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk (incorporated by reference to
               Exhibit 10.11 of the 1999 Form 10-K).

10.10** License Agreement dated March 1, 2000 between the Company and Proctor and Gamble (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

10.11 Amendment to Trademark License Agreement effective as of March 20, 2001 by and between the Company and the Procter & Gamble Company.

10.12** Second Amendment to Trademark License Agreement effective as of April 27, 2001 by and between the Company and the Procter & Gamble Company.

10.13**        Distributor Agreement between the Company and Eisai Co., Ltd.
               dated August 1, 2000 (incorporated by reference to Exhibit 10.11 to the 2000 Form 10-K).

10.14**        Repackaging Agreement between the Company and Herusu, Co., Ltd.
               dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the 2000 Form 10-K).

10.15* Employment Agreement between the Company and Daniel E. Cohen dated February 12, 1999 (incorporated by referenced to Exhibit
               10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).

10.16* Employment Agreement between the Company and Marti Morfitt dated February 12, 1999 (incorporated by referenced to Exhibit 10.10 to the 1998 Form 10-K).

10.17* Employment Agreement between the Company and Kirk P. Hodgdon dated February 12, 1999 (incorporated by referenced to Exhibit
               10.11 to the 1998 Form 10-K).

10.18* Employment Agreement between the Company and David J. Byrd dated February 12, 1999 (incorporated by referenced to Exhibit 10.12 to the 1998 Form 10-K).

10.19* Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit
               10.13 to the 1998 Form 10-K).

10.20* Employment Agreement between the Company and Teri P. Osgood dated February 12, 1999 (incorporated by referenced to Exhibit 10.14 to the 1998 Form 10-K).

10.21* Employment Agreement between the Company and Carol J. Watzke dated February 12, 1999 (incorporated by referenced to Exhibit
               10.15 to the 1998 Form 10-K).

10.22* Employment Agreement between the Company and M. W. Anderson dated February 12, 1999 (incorporated by referenced to Exhibit 10.17 to the 1998 Form 10-K).

10.23* Employment Agreement between the Company and Larry R. Muma dated January 2, 2001 (incorporated by reference to Exhibit 10.21 to the 2000 Form 10-K).


*        Indicates Compensatory Agreement

** Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.