Form 10-Q
period 2001-06-30
CNS INC /DE/
filed 2001-08-13
CIK 814258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For the Period Ended June 30, 2001.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

              For the Transition Period from _________ to _________


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

                           YES ___X___     NO _______


At July 27, 2001, the Company had outstanding 14,149,765 shares of common stock, $.01 par value per share.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    CNS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                   June 30,       December 31,
                                                                     2001             2000
                                                                 ------------     ------------
ASSETS                                                           (unaudited)
Current assets:
     Cash and cash equivalents                                   $        961     $      2,079
     Marketable securities                                             18,353           29,244
     Accounts receivable, net                                           9,920           12,582
     Inventories                                                        6,696            4,752
     Prepaid expenses and other current assets                          1,744            3,257
                                                                 ------------     ------------
          Total current assets                                         37,674           51,914
Property and equipment, net                                             3,108            3,201
Product rights, net                                                     1,229            1,229
                                                                 ------------     ------------
                                                                 $     42,011     $     56,344
                                                                 ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                             11,340           19,407
                                                                 ------------     ------------
          Total current liabilities                                    11,340           19,407
Stockholders' equity:
     Preferred stock - authorized 8,484 shares;
         none issued or outstanding                                         0                0
     Common stock - $.01 par value; authorized 50,000 shares;
         issued and outstanding, 19,295 shares                            193              193
     Additional paid-in capital                                        60,932           61,182
     Treasury shares - at cost; 5,145 at June 30, 2001 and
         5,179 at December 31, 2000                                   (22,914)         (23,279)
     Accumulated deficit                                               (7,825)          (1,259)
     Accumulated other comprehensive income                               285              100
                                                                 ------------     ------------
          Total stockholders' equity                                   30,671           36,937
                                                                 ------------     ------------
                                                                 $     42,011     $     56,344
                                                                 ============     ============

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                    CNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                   Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                              -----------------------------     -----------------------------
                                                  2001             2000             2001             2000
                                              ------------     ------------     ------------     ------------
Net sales                                     $     15,476     $     13,303     $     42,588     $     27,936
Cost of goods sold                                   5,557            5,110           14,263            9,955
                                              ------------     ------------     ------------     ------------
     Gross profit                                    9,919            8,193           28,325           17,981
                                              ------------     ------------     ------------     ------------
Operating expenses:
     Marketing and selling                          10,447            7,876           30,649           22,188
     General and administrative                      1,260            1,178            2,777            2,352
     Product development                               447              414            1,073              901
     Special charge                                  1,100                0            1,100                0
                                              ------------     ------------     ------------     ------------
          Total operating expenses                  13,254            9,468           35,599           25,441
                                              ------------     ------------     ------------     ------------
          Operating loss                            (3,335)          (1,275)          (7,274)          (7,460)
Interest income                                        345              566              707            1,064
                                              ------------     ------------     ------------     ------------
     Net loss                                 $     (2,990)    $       (709)    $     (6,567)    $     (6,396)
                                              ============     ============     ============     ============

Basic net loss per share                      $       (.21)    $       (.05)    $       (.46)    $       (.44)
                                              ============     ============     ============     ============
Diluted net loss per share                    $       (.21)    $       (.05)    $       (.46)    $       (.44)
                                              ============     ============     ============     ============

Weighted average number of common
     shares outstanding                             14,128           14,397           14,126           14,413
                                              ============     ============     ============     ============
Weighted average number of common and
     assumed conversion shares outstanding          14,128           14,397           14,126           14,413
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

                                    CNS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                             -----------------------------
                                                                 2001             2000
                                                             ------------     ------------
Operating activities:
     Net loss                                                $     (6,567)    $     (6,396)
     Adjustments to reconcile net loss to net cash
              from operating activities:
         Depreciation and amortization                                581              505
         Changes in operating assets and liabilities:
            Accounts receivable                                     2,662            5,079
            Inventories                                            (1,943)             974
            Prepaid expenses and other current assets               1,513            1,237
            Accounts payable and accrued expenses                  (8,067)          (2,880)
                                                             ------------     ------------
                 Net cash from operating activities               (11,821)          (1,481)
                                                             ------------     ------------
Investing activities:
     Change in marketable securities                               11,076            3,513
     Payments for purchases of property and equipment                (332)            (101)
     Payments for product rights                                     (156)            (124)
                                                             ------------     ------------
                 Net cash from investing activities                10,588            3,288
                                                             ------------     ------------
Financing activities:
     Proceeds from issuance of common stock
          under stock plans                                           166               38
     Purchase of treasury shares                                      (51)            (303)
                                                             ------------     ------------
                  Net cash from financing activities                  115             (265)
                                                             ------------     ------------
                  Net change in cash and cash equivalents          (1,118)           1,542
Cash and cash equivalents:
     Beginning of period                                            2,079              860
                                                             ------------     ------------
     End of period                                           $        961     $      2,402
                                                             ============     ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying condensed consolidated financial statements as of June 30, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 - Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Annual Report on Form 10-K for the year ended December 31, 2000, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 - Comprehensive Income (Loss)
A reconciliation of total comprehensive income (loss) is as follows (in thousands):

                                              Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                        -----------------------------     -----------------------------
                                            2001             2000             2001             2000
                                        ------------     ------------     ------------     ------------
Net loss                                ($     2,990)    ($       709)    ($     6,567)    ($     6,396)
Unrealized gain (loss) on marketable
    Securities net of income tax                 (15)               0              185                0
                                        ------------     ------------     ------------     ------------
Total comprehensive loss                ($     3,005)    ($       709)    ($     6,382)    ($     6,396)
                                        ------------     ------------     ------------     ------------


Note 3 - Earnings Per Share
A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

                                              Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                        -----------------------------     -----------------------------
                                            2001             2000             2001             2000
                                        ------------     ------------     ------------     ------------
Average common shares outstanding             14,128           14,397           14,126           14,413
Assumed conversion of stock options                0                0                0                0
                                        ------------     ------------     ------------     ------------
Average common and assumed
    Conversion shares                         14,128           14,397           14,126           14,413
                                        ------------     ------------     ------------     ------------


Note 4 - Recent Accounting Pronouncements
In 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This EITF requires companies to present in their statements of operations, certain sales incentives as sales allowances, resulting in a reduction of net sales. The Company currently records sales incentives covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending March 31, 2002. If the Company would have applied the presentation set forth in this issue in the quarters ended June 30, 2001 and 2000, net sales would have been reduced by $349,000 and $372,000, respectively. Operating expenses would have also been reduced by the same amounts in the corresponding years. This issue does not impact operating income
(loss) for any of these periods.

In 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". This EITF requires companies to present in their statements of operations, certain consideration paid to a purchaser of the company's products as sales allowances, resulting in a reduction of net sales. The Company currently records costs covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending June 30, 2002. The Company is in the process of evaluating this EITF and its potential impact.

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

Results of Operations

Net sales increased 16.3% to $15.5 million for the second quarter of 2001 compared to $13.3 million for the same quarter of 2000 and increased 52.4% to $42.6 million for the first six months of 2001 compared to $27.9 million for the same period of 2000.

Domestic net sales were $12.5 million for the second quarter of 2001 comparable to $12.7 for the second quarter of 2000. Sales of Breathe Right nasal strips increased, offset by lower sales of FiberChoice chewable tablets. Sales of FiberChoice tablets in the second quarter of 2000 represented primarily initial shipments to retailers while 2001 second quarter sales represent primarily sell through to consumers. For the first six months of 2001, domestic net sales increased 28.8% to $34.8 million compared to $27.0 million for the same period of 2000. Domestic Breathe Right nasal strip sales were $30 million and FiberChoice tablet sales were $5 million.

International sales were $2.9 million for the second quarter of 2001 compared to $606,000 for the same quarter of 2000 and were $7.8 million for the first six months of 2001 compared to $902,000 for the same period of 2000. The higher level of international sales for 2001 resulted primarily from new international distribution in Japan beginning in the third quarter of 2000 and the Company's international marketing efforts.

Gross profit was $9.9 million for the second quarter of 2001 compared to $8.2 million for the same quarter of 2000, and was $28.3 million for the first six months of 2001 compared to $18.0 million for the same period of 2000. Gross profit as a percentage of net sales increased to 64.1% for the second quarter of 2001 compared to 61.6% for the same quarter of 2000, and was 66.5% for the first six months of 2001 compared to 64.4% for the same period of 2000. The higher gross profit percentage resulted primarily from improved margins on Breathe Right nasal strips.

Marketing and selling expenses were $10.4 million for the second quarter of 2001 compared to $7.9 million for the same quarter of 2000, and were $30.6 million for the first six months of 2001 compared to $22.2 million for the same period of 2000. The increase resulted primarily from planned advertising and sales support for the launch of FiberChoice chewable tablets and relaunch of Breathe Right nasal strips in international markets.

General and administrative expenses were $1.3 million for the second quarter of 2001 comparable to $1.2 million for the same quarter of 2000, and were $2.8 million for the first six months of 2001 compared to $2.4 million for the same period of 2000. This increase resulted primarily from the expenses associated with the Company's infrastructure and business development expenses associated with the identification of future product opportunities.

Product development expenses were $447,000 for the second quarter of 2001 comparable to $414,000 for the same quarter of 2000, and were $1.1 million for the first six months of 2001 compared to $901,000 for the same period of 2000. The increase represents expenses for the investigation of potential new products and improvements to existing products. No new product launches are expected in 2001.

During the second quarter of 2001, the Company recorded a special charge for restructuring of $1.1 million. At the end of the quarter, the Company announced a plan to streamline and realign the Company's resources to better match its strategic goals. Approximately 20 jobs, or 25% of the workforce from throughout the Company, were eliminated. These cost-cutting actions are expected to result in annualized savings of approximately $2 to $2.5 million with some beneficial impact beginning in the third quarter.

Operating loss for the second quarter of 2001 was $3.3 million compared to $1.3 million for the same quarter of 2000, and was $7.3 million for the first six months of 2001 compared to $7.5 million for the same period of 2000.

Investment income was $345,000 for the second quarter of 2001 compared to $566,000 for the same quarter of 2000, and was $707,000 for the first six months of 2001 compared to $1.1 million for the same period of 2000. The decrease was primarily the result of a decrease in funds available for investment.

There was no income tax benefit due to tax loss carryforwards.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash, cash equivalents and marketable securities of $19.3 million and working capital of $26.3 million.

The Company used cash in operations of $11.8 million for the first six months of 2001 compared with $1.5 million for the same quarter of 2000. The use of cash in 2001 was due to the net loss plus payment of operating liabilities. The use of cash in 2000 was due to the net loss offset by a decrease in operating assets.

The Company had net sales of $11.1 million of marketable securities and $488,000 of purchases for property and equipment and product rights in the first six months of 2001.

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

              Not Applicable

Item 3.       Defaults Upon Senior Securities

              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              On May 23, 2001, CNS, Inc. held its annual meeting of stockholders. Of the 14,126,669 shares of Common Stock eligible to vote, 13,468,222 were represented in person or by proxy at the meeting and shares were voted on the following matters:

              1. The votes cast for the seven (7) directors to serve until the next annual meeting of shareholders were:
                        Name                 Votes For         Votes Withheld
                        ----                 ---------         --------------
              Daniel E. Cohen                12,705,174             763,048
              Patrick Delaney                11,604,946           1,863,276
              R. Hunt Greene                 11,859,596           1,608,626
              Andrew J. Greenshields         12,268,856           1,199,366
              H. Robert Hawthorne            12,133,426           1,334,796
              Marti Morfitt                  12,819,596             648,626
              Richard W. Perkins             12,271,566           1,196,656

              2. The votes cast to ratify and approve an amendment to the CNS, Inc. 1989 Employee Stock Purchase Plan in order to increase the number of shares available for issuance from 200,000 to 400,000 were:
                          Votes For        Votes Against       Votes Abstained
                          ---------        -------------       ---------------
                          12,288,852         1,138,442              40,928

              3. The votes cast to ratify and approve the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2001 were:
                          Votes For        Votes Against       Votes Abstained
                          ---------        -------------       ---------------
                          12,723,113           719,726              25,383

Item 5.       Other Information

              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:
              See "Exhibit Index" on the page following the Signature Page

              (b) Reports on Form 8-K
              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        CNS, Inc.
                                        ----------------------------------------
                                                       Registrant





Date:       August 13, 2001             By:   /s/ Marti Morfitt
      --------------------------            ------------------------------------
                                        Marti Morfitt
                                        President & Chief Executive Officer





Date:       August 13, 2001             By:   /s/ David J. Byrd
      --------------------------            ------------------------------------
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

 3.2     Company's Amended and Restated By-Laws (incorporated by reference to
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ending December 31, 1999 (the "1999 Form 10-K"))

 4.1 Form of Rights Agreement dated July 20, 1995 between CNS, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, Commission File No. 0-16612).

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

10.11 Amendment to Trademark License Agreement effective as of March 20, 2001 by and between the Company and the Procter & Gamble Company (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.12** Second Amendment to Trademark License Agreement effective as of April 27, 2001 by and between the Company and the Procter & Gamble Company (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.13** Distributor Agreement between the Company and Eisai Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.11 to the 1999 Form 10-K).

10.14** Repackaging Agreement between the Company and Herusu, Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Company's 2000 Form 10-K).

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


*        Indicates Compensatory Agreement.

** Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.