Form 10-Q
period 2001-09-30
CNS INC /DE/
filed 2001-11-13
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended September 30, 2001.

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

YES ___X___            NO _______

At November 2, 2001, the Company had outstanding 14,133,665 shares of common stock, $.01 par value per share.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2001	December 31, 2000
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,392	$2,079
Marketable securities	18,793	29,244
Accounts receivable, net	12,087	12,582
Inventories	6,905	4,752
Prepaid expenses and other current assets	1,538	3,257

Total current assets	42,715	51,914
Property and equipment, net	2,889	3,201
Product rights, net	1,148	1,229

	$46,752	$56,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	11,021	19,407

Total current liabilities	11,021	19,407
Stockholders' equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	0	0
Common stock - $.01 par value; authorized 50,000 shares;
issued, 19,295 shares	193	193
Additional paid-in capital	60,870	61,182
Treasury shares - at cost; 5,123 at September 30, 2001 and
5,179 at December 31, 2000	(22,732)	(23,279)
Accumulated deficit	(2,989)	(1,259)
Accumulated other comprehensive income	389	100

Total stockholders' equity	35,731	36,937

	$46,752	$56,344

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	$18,245	$19,221	$60,833	$47,157
Cost of goods sold	6,059	6,875	20,322	16,830

Gross profit	12,186	12,346	40,511	30,327

Operating expenses:
Marketing and selling	6,222	11,606	36,870	33,794
General and administrative	1,054	1,237	3,831	3,588
Product development	342	403	1,416	1,305
Special charge	0	0	1,100	0

Total operating expenses	7,618	13,246	43,217	38,687

Operating income (loss)	4,568	(900)	(2,706)	(8,360)
Interest income	269	507	976	1,571

Net income (loss)	$4,837	$(393)	$(1,730)	$(6,789)

Basic net income (loss) per share	$.34	$(.03)	$(.12)	$(.47)

Diluted net income (loss) per share	$.34	$(.03)	$(.12)	$(.47)

Weighted average number of common
shares outstanding	14,153	14,405	14,135	14,410

Weighted average number of common and
assumed conversion shares outstanding	14,380	14,405	14,135	14,410

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000
Operating activities:
Net income (loss)	$(1,730)	$(6,789)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	894	761
Changes in operating assets and liabilities:
Accounts receivable	495	(41)
Inventories	(2,152)	2,189
Prepaid expenses and other current assets	1,720	485
Accounts payable and accrued expenses	(8,386)	(145)

Net cash from operating activities	(9,159)	(3,540)

Investing activities:
Change in marketable securities	10,740	4,061
Payments for purchases of property and equipment	(346)	(469)
Payments for product rights	(156)	(136)

Net cash from investing activities	10,238	3,456

Financing activities:
Proceeds from issuance of common stock
under stock plans	285	41
Purchase of treasury shares	(51)	(458)

Net cash from financing activities	234	(417)

Net change in cash and cash equivalents	1,313	(501)
Cash and cash equivalents:
Beginning of period	2,079	860

End of period	$3,392	$359

The accompanying notes are an integral part
of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements as of September 30, 2001 and 2000 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

Note 1 — Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and reference is hereby made to that report for detailed information on accounting policies.

Note 2 — Comprehensive Income (Loss)

A reconciliation of total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$4,837	($ 393)	($1,730)	($6,789)
Unrealized gain on marketable
Securities net of income tax	104	280	289	280

Total comprehensive income (loss)	$4,941	($ 113)	($1,441)	($6,509)

Note 3 — Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Average common shares outstanding	14,153	14,405	14,135	14,410
Assumed conversion of stock options	227	0	0	0

Average common and assumed
Conversion shares	14,380	14,405	14,135	14,410

Antidilutive shares not included above	0	279	250	244

Note 4 —Recent Accounting Pronouncements

In 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives”. This EITF requires companies to present in their statements of operations, certain sales incentives as sales allowances, resulting in a reduction of net sales. The Company currently records sales incentives covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending March 31, 2002. If the Company would have applied the presentation set forth in this issue in the quarters ended September 30, 2001 and 2000, net sales would have been reduced by $249,000 and $277,000, respectively. Operating expenses would have also been reduced by the same amounts in the corresponding years. This issue does not impact operating income (loss) for any of these periods.

In 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services”. This EITF requires companies to present in their statements of operations, certain consideration paid to a purchaser of the company’s products as sales allowances, resulting in a reduction of net sales. The Company currently records costs covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending June 30, 2002. The Company is in the process of evaluating this EITF and its potential impact.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. (“SFAS”) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SFAS 144, issued in October 2001, supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” removing from its scope any reference to goodwill impairment and offering guidance on using cash flows to value long-lived assets.

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 and SFAS 144 effective January 1, 2002.

As of the date of adoption, the Company expects to have unamortized identifiable intangible assets in the amount of approximately $1 million which will not be subject to the transition provisions of SFAS 141 and SFAS 142 as they were not a part of a business combination, but will be required to be assessed for recoverability under SFAS 144. The adoption of these statements is not expected to have a significant impact on the Company’s financial position or results of operations.

Note 5 —Special Charge

During the second quarter of 2001, the Company recorded a special charge for restructuring of $1.1 million. The Company announced a plan to streamline and realign the Company’s resources to better match its strategic goals. Approximately 20 jobs, or 25% of the workforce from throughout the Company, were eliminated. These cost-cutting actions are expected to result in annualized savings of approximately $2 to $2.5 million with some beneficial impact that began in the third quarter of 2001.

During the third quarter of 2001, the Company paid $398,000 of the $1.1 million accrual primarily for severance benefits.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s revenues are derived primarily from the manufacture and sale of the Breathe Right(R) nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company began marketing FiberChoice(R) chewable tablets, an innovative bulk fiber supplement in the second quarter of 2000.

Results of Operations

Net sales were $18.2 million for the third quarter of 2001 compared to $19.2 million for the same quarter of 2000 and increased 29.0% to $60.8 million for the first nine months of 2001 compared to $47.2 million for the same period of 2000.

Domestic net sales were $14.8 million for the third quarter of 2001 compared to $16.6 for the same quarter of 2000. Sales last year during the quarter were boosted by initial shipments of three new products to retailers. Consumer purchases of Breathe Right nasal strips and FiberChoice tablets both showed strong growth during the current year quarter. For the first nine months of 2001, domestic net sales increased 13.8% to $49.7 million compared to $43.7 million for the same period of 2000. Domestic Breathe Right nasal strip sales were $43 million and FiberChoice tablet sales were $7 million.

International sales were $3.4 million for the third quarter of 2001 compared to $2.6 million for the same quarter of 2000 and were $11.2 million for the first nine months of 2001 compared to $3.5 million for the same period of 2000. The higher level of international sales for 2001 resulted from distributors being in place for nine months of 2001 compared to three to six months in 2000 and the Company’s international marketing efforts.

Gross profit was $12.2 million or 66.8% of net sales for the third quarter of 2001 compared to $12.3 million or 64.2% for the same quarter of 2000, and was $40.5 million or 66.6% for the first nine months of 2001 compared to $30.3 million or 64.3% for the same period of 2000. The lower gross profit percentage in 2000 resulted primarily from costs to meet customer delivery schedules due to customer orders exceeding forecasts and lower margins on Breathe Right nasal strips in 2000.

Marketing and selling expenses were $6.2 million for the third quarter of 2001 compared to $11.6 million for the same quarter of 2000. The decrease in expense was primarily due to a lower level of advertising and promotion expenses for FiberChoice tablets that are now beginning their second year in distribution. Marketing and selling expenses were $36.9 million for the first nine months of 2001 compared to $33.8 million for the same period of 2000. The increase in expense was during the first half of 2001 and resulted primarily from planned advertising and sales support for the launch year for FiberChoice chewable tablets and relaunch of Breathe Right nasal strips in international markets.

General and administrative expenses were $1.1 million for the third quarter of 2001 compared to $1.2 million for the same quarter of 2000, and were $3.8 million for the first nine months of 2001 compared to $3.6 million for the same period of 2000. The decrease in the quarter reflects a partial quarter of savings from the restructuring announced in June.

Product development expenses were $342,000 for the third quarter of 2001 comparable to $403,000 for the same quarter of 2000, and were $1.4 million for the first nine months of 2001 comparable to $1.3 million for the same period of 2000. No new product launches are expected in 2001.

During the second quarter of 2001, the Company recorded a special charge for restructuring of $1.1 million. The Company announced a plan to streamline and realign the Company’s resources to better match its strategic goals. Approximately 20 jobs, or 25% of the workforce from throughout the Company, were eliminated. These cost-cutting actions are expected to result in annualized savings of approximately $2 to $2.5 million with some beneficial impact that began in the third quarter of 2001.

Operating income for the third quarter of 2001 was $4.6 million compared to a loss on $900,000 for the same quarter of 2000, and was a loss of $2.7 million for the first nine months of 2001 compared to a loss of $8.4 million for the same period of 2000.

Investment income was $269,000 for the third quarter of 2001 compared to $507,000 for the same quarter of 2000, and was $976,000 for the first nine months of 2001 compared to $1.6 million for the same period of 2000. The decrease was primarily the result of a decrease in funds available for investment and lower interest rates.

There was no income tax expense due to tax loss carryforwards.

Net income was $4.8 million, or 34 cents per share, for the third quarter of 2001 compared to a loss of $393,000, or 3 cents per share, for the same quarter of 2000, and was a loss of $1.7 million, or 12 cents per share, for the first nine months of 2001 compared to a loss $6.8 million, or 47 cents per share, for the same period of 2000. The improvement comes from a combination of higher sales and lower operating expenses.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash, cash equivalents and marketable securities of $22.2 million and working capital of $31.7 million.

The Company used cash in operations of $9.2 million for the first nine months of 2001 compared with $3.5 million for the same period of 2000. The use of cash in 2001 was due to the net loss plus payment of operating liabilities. The use of cash in 2000 was due to the net loss offset by a decrease in operating assets.

The Company had net sales of $10.7 million of marketable securities and $502,000 of purchases for property and equipment and product rights in the first nine months of 2001.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Recent Accounting Pronouncements

See Note 4 to Condensed Consolidated Financial Statements.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iii) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future could be, the subject of litigation and may be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (iv) the Company has faced and, in the future could face, challenges in successfully developing and introducing new products; (v) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vi) the Company is dependent upon contract manufacturers for the production of substantially all of its products; (vii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier; and (viii) the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company’s risk to interest rate fluctuations has not materially changed since December 31, 2000. See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

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

CNS, Inc. Registrant

Date: November 12, 2001	By: /s/ Marti Morfitt Marti Morfitt President & Chief Executive Officer

Date: November 12, 2001	By: /s/ David J. Byrd David J. Byrd Vice President of Finance, Chief Financial Officer and Treasurer

CNS, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Company’s Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).

3.2	Company’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999 (the “1999 Form 10-K”)).

4.1	Form of Rights Agreement dated July 20, 1995 between CNS, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A, Commission File No. 0-16612).

10.1*	CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2*	CNS, Inc. 1989 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to the Company's Registration Statement on Form S-8, Commission File No. 33-68310).

10.3*	CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*	CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.5*	CNS, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit A of the Definitive Proxy Statement for the Company's Annual Meeting of Stockholders that was held on May 3, 2000).

10.6**	License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-2, Commission File No. 33-46120).

10.7**	License Agreement dated November 10, 1997 between the Company and Onesta Nutrition, Inc. (incorporated by reference to Exhibit 10.9 to the Company's 1999 Form 10-K).

10.8**	License Agreement dated March 12, 1999 between the Company and WinEase LLC (incorporated by reference to Exhibit 10.10 of the 1999 Form 10-K).

10.9**	License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk (incorporated by reference to Exhibit 10.11 of the 1999 Form 10-K).

10.10**	License Agreement dated March 1, 2000 between the Company and Proctor and Gamble (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

10.11	Amendment to Trademark License Agreement effective as of March 20, 2001 by and between the Company and the Procter &Gamble Company (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.12**	Second Amendment to Trademark License Agreement effective as of April 27, 2001 by and between the Company and the Procter &Gamble Company (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.13**	Distributor Agreement between the Company and Eisai Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.11 to the 1999 Form 10-K).

10.14**	Repackaging Agreement between the Company and Herusu, Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Company's 2000 Form 10-K).

10.15**	Supply Agreement between the Company and Tapemark, Inc. dated October 15, 2001.

10.16**	Supply Agreement between the Company and WebTec Converting, LLC dated October 5, 2001.

10.17**	Medical Specialties Material Purchase Agreement between the Company and Minnesota Mining and Manufacturing Company dated August 1, 2001.

10.18*	Employment Agreement between the Company and Daniel E. Cohen dated February 12, 1999 (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

10.19*	First Amendment to Executive Employment Agreement between the Company and Daniel E. Cohen dated June 29, 2001.

10.20*	Employment Agreement between the Company and Marti Morfitt dated February 12, 1999 (incorporated by referenced to Exhibit 10.10 to the 1998 Form 10-K).

10.21*	Employment Agreement between the Company and Kirk P. Hodgdon dated February 12, 1999 (incorporated by referenced to Exhibit 10.11 to the 1998 Form 10-K).

10.22*	Employment Agreement between the Company and David J. Byrd dated February 12, 1999 (incorporated by referenced to Exhibit 10.12 to the 1998 Form 10-K).

10.23*	Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit 10.13 to the 1998 Form 10-K).

10.24*	Employment Agreement between the Company and Teri P. Osgood dated February 12, 1999 (incorporated by referenced to Exhibit 10.14 to the 1998 Form 10-K).

10.25*	Employment Agreement between the Company and Carol J. Watzke dated February 12, 1999 (incorporated by referenced to Exhibit 10.15 to the 1998 Form 10-K).

10.26*	Employment Agreement between the Company and M. W. Anderson dated February 12, 1999 (incorporated by referenced to Exhibit 10.17 to the 1998 Form 10-K).

10.27*	Employment Agreement between the Company and Larry R. Muma dated January 2, 2001 (incorporated by reference to Exhibit 10.21 to the 2000 Form 10-K).

__________

*	Indicates Compensatory Agreement.

**	Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.