Form 10-K
period 2001-12-31
CNS INC /DE/
filed 2002-03-27
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 18, 2002, assuming as market value the price of $6.15 per share, the closing sale price of the Company’s Common Stock on the Nasdaq National Market, the aggregate market value of shares held by non-affiliates was approximately $58,000,000.

As of March 18, 2002, the Company had outstanding 13,530,065 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2002, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

                                                                                                              Page
PART I

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters....................     18
Item 6.           Selected Financial Data..................................................................     19
Item 7.           Management's Discussion and Analysis of Financial Condition

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..................................................................     28

PART III

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and

Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right® nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the first and fourth quarters of each calendar year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office (see Item 1, “Patents, Trademarks and Proprietary Rights”); (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges (see Item 1, “Competition”); (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier (see Item 1, “Manufacturing and Operations”).

PART I

Item 1. BUSINESS

General

        CNS, Inc. (the “Company”) is in the business of developing and marketing consumer health care products, including the Breathe Right® nasal strip and the FiberChoice® chewable fiber tablet. The Company focuses on products that address important consumer needs within the aging well/self care market, including better breathing and digestive health.

        The Company’s principal product, the Breathe Right nasal strip, improves breathing by reducing nasal airflow resistence. It can be effective in providing temporary relief for nasal congestion, reducing snoring and reducing breathing difficulties due to a deviated nasal septum. In 2000, the Company expanded its Breathe Right product line to include nasal strips for colds with Vicks® mentholated vapors that are sized for the entire family, and nasal strips for children that are available in multiple colors. Breathe Right nasal strips for colds with mentholated vapors were introduced in selected overseas markets in 2001.

        The Company further extended the Breathe Right brand in 2001 through product licensing. The Company entered into an agreement to license the Breathe Right name for a new line of premium air filters for home furnace and air conditioning systems. In addition to expanding the Breathe Right brand and introducing other new products, the Company is exploring possibilities for acquiring new consumer health care products that have established consumer brands, particularly those that complement the Company’s drug-free, better breathing platform. The Company is also considering opportunities for licensing new products and technologies.

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

        During 2001, the Company completed a restructuring and organizational realignment plan. The Company eliminated 20 positions across all areas for a 25% work force reduction. These actions enable the Company to focus its resources on better leveraging the success of the Breathe Right brand, both in the United States and abroad, operate the FiberChoice business more flexibly and efficiently, and reduce the Company’s investment in new products and business development.

Management

        The Company’s management structure is organized into strategic business teams in order to expand the platform for building the Breathe Right brand and develop and launch new products: Breathe Right Brand Team; FiberChoice Team; International Team; FLAIR Team; and Business Development Team. The Company believes that its team focus enables the Company to more effectively implement its business strategies.

        Breathe Right Brand Team. The Company’s Breathe Right Brand Team is responsible for the strategic development and management of the Breathe Right nasal strip business and other non-nasal strip products that carry the Breathe Right brand name. Breathe Right nasal strip products currently represent the cornerstone of the Company’s business. The Company intends to exploit new markets and opportunities that it believes exist for its current nasal strip products and plans to commercialize potential new Breathe Right brand products. The Company introduced two new products in the United States during the fall of 2000 to coincide with the cough/cold season, nasal strips for colds with Vicks mentholated vapors for the entire family and nasal strips for children. In connection with the fall 2002 cough/cold season, the Company intends to launch a new product that has been under development–Breathe Right Snore ReliefTM throat spray. This product will leverage the Company’s existing position in the better breathing/snoring product category and complement existing Breathe Right offerings.

        FiberChoice Team. The Company introduced its FiberChoice chewable fiber tablets during the second quarter of 2000. The FiberChoice Product Team is responsible for the strategic development and management of the FiberChoice chewable fiber supplement business.

        International Team. The Company began shipping Breathe Right nasal strips to new distributor partners in Europe, Australia and Japan during 2000. Breathe Right nasal strips for colds with mentholated vapors were introduced in selected overseas markets in 2001. The International Team is responsible for developing and managing the Company’s overseas business and its relationships with distributors and representatives in international markets. See Item 1, “International Distribution.”

        FLAIR Team. The Company introduced the FLAIR equine nasal strip during 1999. The Company’s FLAIR Product Team is responsible for the strategic development and management of the FLAIR equine nasal strip business. In March of 2002, the Company established an exclusive, worldwide distribution relationship for its FLAIR equine nasal strip product with Merial Limited, an affiliate of Merck & Co., Inc.

        Business Development Team. The Business Development Team is committed to the expansion of the Company’s product base through the development, acquisition or licensing of promising consumer health care products, particularly those that complement the Company’s drug-free, better breathing platform. The Business Development Team is responsible for identifying and evaluating potential new products, inventions and other business prospects that will enable the Company to achieve its long-term growth and profit objectives, including opportunities for the acquisition of established product lines.

Products

        Breathe Right Nasal Strips. The Breathe Right nasal strip is a nonprescription, single-use disposable device that improves breathing by opening the nasal passages. The Company has 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Breathe Right nasal strip for improvement of nasal breathing, temporary relief of nasal congestion, elimination or reduction of snoring and temporary relief of breathing difficulties due to a deviated nasal septum. See Item 1, “Government Regulation.” The Breathe Right nasal strips come in tan, clear, mentholated and stars-for-kid’s varieties.

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

        The Company expanded the Breathe Right nasal strip line with the introduction of the Breathe Right nasal strip with Vicks mentholated vapors and the Breathe Right nasal strip for kids in 2000. The Company has licensed the Vicks trademark from The Proctor & Gamble Company for use with the new mentholated nasal strip product. The Vicks mentholated nasal strip uses traditional Breathe Right strip technology but contains a soothing mentholated aroma for additional relief. The mentholated vapors are released when the strip surface is rubbed. The Company believes that its mentholated nasal strip product has increased the Company’s customer base for nasal strip products by more clearly communicating that Breathe Right nasal strips can ease the congestion associated with the common cold. The Kid’s Strips are sized specifically to fit children and include a brightly-colored version and a mentholated version.

        Breathe Right Brand Products. The Breathe Right saline nasal spray is a non-habit forming, drug-free product that restores moisture to comfort and soothe dry, irritated nasal passages due to colds, allergies, dry air (low humidity), air pollution and the overuse of nasal decongestants. The Company intends to introduce additional non-nasal strip products in the future that carry the Breathe Right brand name to extend the product line. For example, the Company intends to launch a new product in connection with the fall 2002 cough/cold season – Breathe Right Snore Relief throat spray. The throat spray addresses a different cause of snoring than nasal strips and lubricates and soothes dry throats while a natural astringent firms loose tissues to reduce the vibrations that produce snoring. This product will leverage the Company’s existing position in the better breathing/snoring product category and complement existing Breathe Right product offerings.

        FiberChoice Chewable Fiber Tablets. The Company introduced nationally its FiberChoice chewable fiber tablets in the second quarter of 2000. FiberChoice is an orange-flavored, chewable tablet that offers consumers an effective, convenient, good-tasting way to supplement their daily intake of dietary fiber. The active ingredient in FiberChoice tablets is fructan, a natural fiber source. Fructan is a prebiotic that helps promote the growth of healthy intestinal tract bacteria. The FiberChoice tablets can be taken without water and have been clinically proven to be as effective as powder alternatives. The product is available in both regular and sugar-free varieties and packaged in 160-count and 90-count bottles and 10-count rolls. In 2002, the Company expects to make the product also available in 36-count bottles.

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

        The FLAIR equine nasal strip was introduced for the first time during the Breeder’s Cup in November of 1999 at Gulfstream Park in Hallandale, Florida. Currently, FLAIR equine nasal strips are being sold in tack shops and equine supply stores and through equine catalogs. The Company’s FLAIR product remains a developing business but has not and is not expected to materially contribute to the Company’s revenues. The Company has recently established an exclusive distribution relationship with Merial Limited, an affiliate of Merck & Co., Inc., under which Merial has assumed all direct sales and marketing activities for the FLAIR equine nasal strip business.

Markets

        Breathe Right Brand Product Line. The Breathe Right brand of products includes the Breathe Right nasal strip and the Breathe Right saline nasal spray. The Company intends to expand the Breathe Right brand in 2002 in connection with the fall cough/cold season with the introduction of its Breathe Right Snore Relief throat spray product.

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

        In 1999, the Company began to emphasize the Breathe Right nasal strip position as a product that provides instant, drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company’s advertising currently emphasizes the ability of Breathe Right nasal strips to provide immediate relief from nasal congestion due to colds.

        The Company’s marketing efforts capitalize on the benefits of Breathe Right products to consumers in various, and often overlapping, consumer market segments:

•	Nasal Congestion Relief. Most Americans suffer some nasal congestion annually as a result of the common cold, while nasal congestion as a result of allergies affects approximately 35 million Americans. The Company believes that the Breathe Right nasal strip is often used as either an alternative or as an adjunct to decongestant drugs (including nasal sprays and oral decongestants). This broad cough/cold market represents a significant potential for the Breathe Right nasal strip. In 1999, the Company commenced marketing efforts aimed at repositioning the Breathe Right nasal strip as a product that provides relief for the common cold. In the fall of 2000, this repositioning as a product for colds was reinforced by the introduction of Breathe Right nasal strips with Vicks mentholated vapors. At the same time, the product line was extended into children’s sizes, with a brightly colored “stars” strip and a Kid Strip with Vicks mentholated vapors.

•	Snoring Relief. Based on results from clinical trials, Breathe Right products were effective in reducing snoring loudness in approximately 85% of the participants. This market remains very important to the Company since approximately 37 million people snore regularly, while another 50 million people snore occasionally. The Company believes that snorers can be targeted effectively and directly through relationship marketing efforts as well as through broad-based advertising.

•	Improved Breathing for Consumers with Deviated Septa. Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right nasal strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum.

•	Athletic Market. The Company believes that the Breathe Right nasal strip makes nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that the Breathe Right nasal strip provided physiologic advantages in ventilation and heart rate during mid-level exercise. Other exercise physiology studies have been conducted and add to the substantiation of the positive effects of the Breathe Right nasal strip during exercise. The Company continues to use athletes to endorse the Breathe Right nasal strip to increase the visibility of the product, which leads to greater awareness of the product and the Breathe Right brand.

        FiberChoice Chewable Fiber Tablets. Approximately 10 million U.S. households annually purchase bulk fiber products, primarily to promote regularity and improve digestive health. The bulk fiber category represents approximately $325 million in U.S. retail sales. The Company believes there is a significant opportunity to expand this category due to both the aging of the baby-boomer generation and the marketing of a better consumer solution to existing dietary fiber products–FiberChoice chewable fiber tablets. As people age, they frequently develop digestive problems. People over 55 years old are three times more likely to purchase a bulk fiber supplement than those younger than 55. The first year the baby-boom generation turned 55 was in 2001. This generation is generally more active and demanding than their parents. These consumers search for solutions that do not hamper their active lifestyles. The Company believes that its FiberChoice chewable fiber tablet represents such a solution in that it provides an effective, convenient and good-tasting alternative for supplementing dietary fiber intake. The tablets can be taken anytime and anywhere, with or without water.

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

Business Strategies

        The Company’s business strategy includes attempting to increase sales of its Breathe Right nasal strip and other Breathe Right brand products through advertising, expanding its Breathe Right product line with value added line extensions like Breathe Right nasal strips for colds with Vicks mentholated vapors and children’s nasal strips, maximizing the potential of recently introduced products and successfully introducing new products with an emphasis on drug-free, better breathing such as the Company’s Breathe Right Snore Relief throat spray.

        Increasing New Consumer Product Trial and Increasing Product Usage. The Company uses a combination of advertising, sampling, promotions, public relations and celebrity endorsements to increase consumer awareness and to encourage consumer trial of the Breathe Right nasal strip. In 1999, the Company began to increase its emphasis on positioning the Breathe Right nasal strip as a product that provides instant, drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company’s new advertising introduced the Breathe Right nasal strip for the common cold with Vicks mentholated vapors, emphasizing the ability of Breathe right nasal strips to provide instant, drug-free relief from nasal congestion. In 2001, the Company separately advertised Breathe Right nasal strips as a product that provides drug-free relief from nasal congestion and snoring.

        Marketing New Breathe Right Brand Products. The Company believes that the Breathe Right brand name is one of its most valuable assets. In 1998, the Company introduced the Breathe Right saline nasal spray. The Company has also expanded the Breathe Right product line to include nasal strips for colds with Vicks mentholated vapors and nasal strips for children, both of which were introduced during the fall of 2000 in order to coincide with the cough/cold season. In 2001, the Company entered into an agreement to license the Breathe Right name for a new line of premium air filters for home furnace and air conditioning systems that target allergy sufferers. The Company intends to launch a new product in connection with the fall 2002 cough/cold season–Breathe Right Snore Relief throat spray. This product will leverage the Company’s existing position in the better breathing/snoring product category and complement existing Breathe Right offerings.

        Expanding Company Presence in International Markets. The Company believes that there is a significant market potential for its products outside the United States. The Company is devoting significant resources to the development of its international business. The Company entered into agreements with new distributors and representatives for the distribution of the Company’s nasal strip products in Japan, Australia and a number of major markets in Europe in 2000 and in Hong Kong in 2001. The Company is considering additional distributors and representatives for distribution of its nasal strip products in international markets. During 2001, the Company launched its Breathe Right nasal strips with mentholated vapors in international markets in conjunction with each market’s cough/cold season. The Company believes that the network that it has established for the international distribution of Breathe Right nasal strips will also enable the Company to build its international marketing and distribution capacity for other products. See Item 1, "International Distribution."

        Acquiring, Developing and Marketing New Products. The Company plans to take advantage of its position as the drug-free, better breathing company and its marketing and distribution strengths by acquiring, developing or licensing the rights to new products that it believes have merit and by bringing them to market. The FiberChoice chewable fiber tablet was launched in the second quarter of 2000 and the FLAIR equine nasal strip was introduced in the fourth quarter of 1999. See Item 1, “Marketing Strategies.” In addition, the Company is evaluating opportunities for licensing new products and acquiring product lines that have an established base of consumer acceptance.

Marketing Strategies

        Breathe Right Nasal Strips. The Company’s marketing efforts for Breathe Right products are directed to different consumer markets–the nasal congestion market and the snoring market. The Company has primarily used television advertising to market its products. The Company’s advertising focuses on the Breathe Right brand benefits of providing instant, drug-free relief from nasal congestion and snoring. The Company also uses product promotion programs, such as sampling, coupons and public relations activities to encourage product trial and repeat purchases. Introduction of the new Breathe Right nasal strips for colds with Vicks mentholated vapors has aided in expanding the Company’s penetration into this significant market. In 2001, the Company implemented its first on-line consumer promotion, the “Nosebowl.com sweepstakes”, and offered a trip for eight people to Super Bowl XXXVI. The promotion included an “Our Nose BowlTM” on-line game show where consumers could learn how Breathe Right nasal strips could help them. Marketing communications are generally designed to promote trial of Breathe Right brand products by increasing consumer awareness of the benefits of each product.

        Marketing efforts for Breathe Right nasal strips as an aid in the prevention of snoring also included direct mail sampling and sampling through direct response television. In both programs, self-identified snorers were sent a sample of Breathe Right nasal strips along with a brochure explaining the causes of snoring and how the Company’s Breathe Right products can alleviate the condition.

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

        FiberChoice Chewable Fiber Tablets. The Company’s marketing efforts for the launch of FiberChoice chewable fiber tablets concentrated on advertising through television and magazines to consumers who are 55 or more years old. In addition, the Company distributed samples of the product and coupons to current users of bulk fiber products. The Company also used direct response television as a sampling vehicle. In these advertisements, consumers were invited to call a toll-free number to receive a free 10-count sample of FiberChoice fiber tablets. During the second half of 2001, the Company significantly reduced the level of spending on a national marketing strategy for FiberChoice fiber tablets in favor of more focused, regional efforts. The Company intends to test new marketing programs first regionally and, if effective, thereafter extend such programs to a national level.

        FLAIR Equine Nasal Strips. The Company's marketing communications for FLAIR equine nasal strips has focused on the health benefits of using the product identified in clinical studies. FLAIR equine nasal strips remain a developing business, but are not expected to have a material impact on the Company’s revenues. In March of 2002, the Company entered into a distribution relationship with Merial Limited, an affiliate of Merck & Co., Inc. Under that arrangement, Merial has the exclusive right to market and distribute the Company’s FLAIR equine nasal strips throughout the world.

New Products Strategy

        The Company is committed to the future expansion of its product base through the acquisition and development of unique consumer health care products and technologies that have good market potential, particularly those that complement the Company’s drug-free, better breathing platform. The Company routinely evaluates the merit of product concepts and acquisition opportunities and, from time to time, may acquire or license the rights to products which it believes could successfully be sold through the Company’s established distribution channels. For example, the Company has licensed the Vicks trademarks from The Proctor & Gamble Company for use with its new product, Breathe Right nasal strips for colds with Vicks mentholated vapors. The Company also seeks to extend the Breathe Right brand awareness through licensing to other better breathing products in new categories. In 2001, the Company entered into an arrangement to license the Breathe Right name for a new line of premium air filters for home furnace and air conditioning systems that target allergy sufferers. The Company intends to launch a new product in connection with the fall 2002 cough/cold season that has been under development–Breathe Right Snore Relief throat spray. This product will leverage the Company’s existing position in the better breathing/snoring product category and complement existing Breathe Right offerings.

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

        The Breathe Right nasal strip is typically positioned in the cough, cold and allergy sections of stores because it provides benefits similar to those obtained with other decongestant products. The Breathe Right saline nasal spray is also usually positioned in the same section of the store as the Breathe Right nasal strip since the products are typically used by those suffering from congestion, allergies and colds. FiberChoice chewable tablets are positioned in the bulk fiber and laxative sections of stores.

        The Company’s retail customers include national chains of mass merchants, drug stores and grocery stores such as Wal-Mart, Kmart, Target, Eckerd, Walgreens, RiteAid, CVS, and Albertson’s and warehouse clubs such as Sam’s Club and Price Costco, as well as regional and independent stores in the same store categories. In 2001, one retail chain accounted for approximately 21% of sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could disrupt distribution of the Company’s products.

        The FLAIR equine nasal strip has been historically sold by the Company primarily to trainers and owners in the horse racing industry through tack shops, equine catalogs, veterinarians and equine supply stores. In March of 2002, the Company established an exclusive distribution relationship for its FLAIR equine nasal strip product with Merial Limited, an affiliate of Merck & Co., Inc. Pursuant to that arrangement, Merial has assumed all direct sales and marketing activities for the product.

International Distribution

        From August of 1995 through September of 1999, The 3M Company (“3M”) was the exclusive distributor of the Company’s Breathe Right nasal strip products outside the United States and Canada. The contractual relationship with 3M produced less than anticipated results in international markets. The Company believed that international markets required an increased level of focus, advertising and promotion to reach their potential. On September 30, 1999, the Company and 3M agreed to terminate the existing distribution agreement in a manner that enabled the Company to take a direct and immediate role in the sale, marketing and distribution of its nasal strip products in international markets. As part of the agreement, 3M also agreed not to sell any nasal dilator devices for a period of two years, which period ends on June 30, 2002.

        In 2000, the Company established a broad-ranging international distribution system for the Breathe Right nasal strip business that consists of both sales representatives and reselling distributors. The Company has established relationships with distributors in Canada, Australia, Japan, Hong Kong and most of the major markets in Europe. The Company is also pursuing additional distribution opportunities. Sales are supervised by the Company from its Minnesota headquarters and by CNS International, Inc., a wholly-owned domestic subsidiary with one business manager in Europe. The business manager supervises and coordinates the activities of the distributors and sales representatives in Europe. Distributors are appointed largely on an exclusive basis, with territories consisting of one or more countries, and it is expected that this pattern will continue. The Company retains control over the packaging and advertising in all territories. Most shipments are made in bulk, either to reselling distributors who package for the local market, or to warehouse facilities abroad, where final packaging is arranged by the Company directly before shipment to retailers.

Manufacturing and Operations

        The Company currently subcontracts with multiple manufacturers to produce Breathe Right nasal strips, Breathe Right saline nasal spray, FiberChoice chewable fiber tablets and FLAIR equine nasal strips. The Company does no in-house product production itself. These contract manufacturers provide full turnkey service and ship product to the Company that is completely packaged ready to be sold to retailers or provide semi-finished goods to the Company that require final packaging.

        Each of the manufacturers makes Breathe Right nasals strips to the Company’s specifications using materials specified by the Company. The contract manufacturers have all entered into confidentiality agreements with the Company to protect the Company’s intellectual property rights. Company quality control and operations personnel periodically inspect the contract manufacturers in order to observe processes and procedures in an attempt to ensure compliance with FDA Good Manufacturing Practice Standards. Finished goods are also inspected to ensure that they meet quality requirements. The Company works closely with its material vendors and contract manufacturers to reduce scrap and waste, improve efficiency and improve yields to reduce the manufacturing costs of the product. The Company has received certification that it has established and maintains a quality system which meets the requirements of ISO 9001/EN 46001.

        To ensure consistent quality and supply, the Company has multi-year contracts with converters that purchase most of the major components for the Breathe Right nasal strips directly from 3M. In 2001, the Company entered into a multi-year contract with 3M that provides for consistent supply, adherence to specifications and pricing. Although similar materials are currently available from other suppliers, the Company has historically utilized 3M components in its products. Although the Company believes that this relationship will not be disrupted or terminated, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost-effective manner could adversely affect the Company’s operations until new sources of these components become available, if at all.

Competition

        Breathe Right Nasal Strips. The market for decongestant products is highly competitive. The Company’s competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products, other nasal sprays and external nasal dilators, while competition in the snoring remedies market also consists primarily of nasal dilators, throat sprays, herbs, supplements and homeopathic remedies. Although the Company is currently the leading manufacturer of external nasal dilation products, Schering Plough Corp. entered the market in the fourth quarter of 1998 with an external nasal dilation device. Other companies have also recently entered the nasal dilation market with private label products. Many of the companies that compete with the Breathe Right nasal strip and other Breathe Right products, including Schering Plough, have significantly greater financial and operating resources than the Company. The Company has developed and implemented marketing strategies aimed at minimizing the impact of competitive products. As a result of these strategies and other steps taken by the Company, the Breathe Right nasal strip has maintained approximately 90% of the nasal dilator market despite the entry of other competitors into the market place.

        The patents owned and licensed by the Company on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products similar to the Breathe Right nasal strip in the United States. The Company intends to aggressively enforce its patent rights covering the Breathe Right nasal strip and has engaged in significant litigation to protect its patent rights. See Item 1, “Patents, Trademarks and Proprietary Rights.”

        There can be no assurance that potential competitors will not be able to develop nasal dilation products which circumvent the Company’s patents. In addition, external nasal dilator products compete in the consumer markets with decongestant and sinus relief products and snoring remedies in many international markets where the Company does not yet have, and may not in the future have, patent protection on the Breathe Right nasal strip.

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

Patents, Trademarks and Proprietary Rights

        The Company has registered trademarks, owns two patents and one pending patent application, and has a number of patents through licenses which are used in connection with its business. Some of these patents and licenses cover significant product formulations, methods and designs for the Company’s current and possible future products. The Company believes its trademarks are important as protection for the Company’s image in the marketplace. The Company’s success is and will continue to be dependent upon the existence of and ability to protect its patents, trademarks and those under its licenses and the Company intends to take such steps as are necessary to protect its intellectual property rights.

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

        The Company entered into license agreements pursuant to which the Company acquired from the licensors the exclusive rights to manufacture and sell the Breathe Right nasal strip in its various versions, the FiberChoice chewable fiber tablet and the FLAIR equine nasal strip. Specifically, the Company has the exclusive right pursuant to those license agreements to manufacture, sell and otherwise practice any invention claimed in the licensors’ patents issued in any country, including those that issue on pending applications. The Company is obligated to pay royalties to the licensors based on sales of the products typically including certain minimum royalty amounts in order to maintain its exclusivity.

        The original licensor of the Breathe Right nasal strip has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. Seven of these patent applications have resulted in issued patents in the United States, including one with claims that cover the single-body construction of the Breathe Right nasal strip. The licensor of the Breathe Right nasal strip also has one patent application which is currently pending. In addition, that licensor has obtained patent protection on the Breathe Right nasal strip in several foreign countries and has various applications pending which seek further patent protection in these and a number of additional countries. The Company, in addition to the two patents and one patent application pending in the U.S. mentioned above, has filed a corresponding patent application seeking protection in several foreign countries to protect certain rights to nasal dilation technology that it acquired.

        The licensor of the FiberChoice chewable fiber tablet has filed one patent application with the U.S. Patent and Trademark Office seeking patent protection for different aspects of this product which remain pending. The later licensor of the Breathe Right aromatic nasal strip has filed at least four pending patent applications with the U.S. Patent and Trademark Office resulting in three issued patents so far. Eight patent applications for the FLAIR equine nasal strip have also been filed by the licensor thereof in the U.S. Patent and Trademark Office which have resulted in four issued U.S. patents. Each of these licensors has filed corresponding patent applications for acquiring patent protection in several foreign countries on the licensed products.

        Although the Company believes that its owned and licensed patents on nasal strips will limit the ability of others to introduce competitive external nasal dilator products in the United States, there can be no assurance that the patents on the Breathe Right nasal strip, or any additional patents on this or other products that may be issued in the future, if any, will effectively foreclose the development of competitive products or that the Company will have sufficient resources to pursue enforcement of any patents issued. The Company does, however, intend to aggressively enforce the patents covering nasal strips and its other products. In order to enforce any patents issued covering nasal strips, including the Breathe Right nasal strip, or any of its other products, the Company may have to engage in litigation which may result in substantial cost to the Company and counterclaims against the Company. Any adverse outcome of such litigation could have a negative impact on the Company’s business.

        The Company has engaged in litigation to enforce its patent rights relating to the Breathe Right nasal strip. In 1999, the Company brought a suit in federal district court to enforce one of the licensed nasal strip patents containing the broadest claims and providing the most comprehensive protection. In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office (the “Patent Office”) of the Company’s primary licensed patent. On September 29, 2000, the Patent Office issued an Office Action in Reexamination and rejected certain of the claims. Other claims that were not subject to reexamination remain in effect. The Company has joined the licensor in the exercise of its right to contest the action of the Patent Office and has provided reasons that it believes establish that the claims should not have been rejected. The Company and its licensor are also seeking to amend certain claims to provide the Company with additional protection under the patent. The final outcome of the reexamination by the Patent Office is therefore uncertain. Although an adverse ruling from the Patent Office would narrow the protection available for nasal dilators and limit the breadth of the Company’s patent protection, the Company believes that its current portfolio of both pending patent applications and issued patents will enable it to maintain significant patent protection for its nasal strip products.

        The Company has registered its Breathe Right and FiberChoice trademarks in the United States and in several foreign countries and is seeking further registration of those trademarks and other trademarks. The Company has also licensed the right to a U.S. trademark registration for the FLAIR equine nasal strip product.

Employees

        At March 18, 2002, the Company had 55 full-time employees and 1 part-time employee, of whom 14 were engaged in operations, 23 in general administration, and 19 in marketing and sales. There are no unions representing Company employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

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

Name and Age	Office

Daniel E. Cohen (49)	Chairman of the Board and Director

Marti Morfitt (44)	Chief Executive Officer and Director

M. W. Anderson, Ph.D (51)	Vice President of Product Development and Regulatory Affairs

David J. Byrd (48)	Vice President of Finance, Chief Financial Officer and Treasurer

John J. Keppeler (40)	Vice President of Worldwide Sales

Larry R. Muma (51)	Vice President of Operations

Teri P. Osgood (38)	Vice President of U.S. Marketing

Carol J. Watzke (54)	Vice President of Consumer Strategy

        Daniel E. Cohen has served as the Company’s Chairman of the Board since 1993, its Chief Executive Officer from 1989 to June 2001 and a director since 1982. He also served as the Company’s Treasurer from 1982 to March of 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

        Marti Morfitt has served as the Company’s President and a director since March 1998 and its Chief Executive Officer since June 2001. She also served as the Company’s Chief Operating Officer from 1998 to June 2001. From September of 1982 through February of 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May of 1997 to February of 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

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

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company’s Common Stock has been traded on The Nasdaq Stock Market under the symbol “CNXS” since April 8, 1994. The following table sets forth the high and low last sale prices of the Company’s Common Stock for the period indicated.

Fiscal Year Ended December 31, 2001	High	Low
First Quarter.......................................................................................	5.125	3.500
Second Quarter...................................................................................	6.080	3.250
Third Quarter......................................................................................	5.130	3.150
Fourth Quarter....................................................................................	5.950	3.660

Fiscal Year Ended December 31, 2000	High	Low
First Quarter........................................................................................	7.109	3.938
Second Quarter...................................................................................	5.000	3.500
Third Quarter......................................................................................	5.500	3.906
Fourth Quarter....................................................................................	4.125	3.125

     On March 18, 2002, the last sale price of the Common Stock was $6.15 per share.

Shareholders

     As of March 18, 2002, there were approximately 700 owners of record of Common Stock and an estimated 7,000 beneficial holders whose shares were registered in the names of nominees.

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

Item 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this Report. The Consolidated Statements of Operations and Balance Sheet data presented below as of and for the Years Ended December 31, 1999 through December 31, 2001 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Report, which have been audited by KPMG LLP, independent certified public accountants.

FINANCIAL HIGHLIGHTS
(In thousands, except per share amounts)

                                                               Years Ended December 31,
                                        ----------------------------------------------------------------------
                                           2001          2000           1999           1998           1997
                                        ----------   ------------   ------------   ------------   ------------

Net sales..........................      $ 83,934     $  68,892      $  46,050       $ 53,623       $ 66,957
Operating income (loss)............        (1,225)      (17,843)       (18,696)           701          9,644
Net income (loss)..................            81       (15,660)       (13,756)         2,982          8,770
Diluted net income (loss) per share          0.01         (1.09)         (0.89)          0.16           0.44

Working capital....................      $ 32,712     $  32,507      $  50,183       $ 72,025       $ 76,919
Total assets.......................        50,618        56,344         65,337         84,963         88,495
Stockholders’ equity...............        36,612        36,937         53,584         75,866         80,645

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

        In August 1995, the Company signed an exclusive international distribution agreement with the 3M Company (“3M”) to market Breathe Right nasal strips outside the U.S. and Canada. On September 30, 1999, the Company and 3M amended the distribution agreement in a manner that enabled the Company to regain control of the marketing, sales and distribution of Breathe Right nasal strips in international markets. In exchange for the one-time contract termination fee the international distribution agreement with 3M terminated on June 30, 2000. During 2000, the Company established an international distribution network that consists of both sales representatives and reselling distributors. The Company has reintroduced nasal strips in Europe, Japan and Australia.

        In July 1996, U.S. Utility Patents were issued covering the basic invention of the Breathe Right nasal strip and additional elements incorporated in the product. During 1997, the Company became aware of a foreign reference to a nasal dilator, not commercially available. During 2000, the U.S. Patent and Trademark Office (“Patent Office”) reexamined the Company’s primary licensed patent and rejected certain claims. The Company has joined its licensor in the exercise of its right to contest the action of the Patent Office. The Company and its licensor have amended and are also seeking to amend certain claims to provide the Company with additional protection under the patent. The final outcome of the reexamination is uncertain. Although an adverse ruling could narrow the range of protection available for nasal dilators and limit the breadth of the Company’s patent protection, the Company believes that its current portfolio of both pending patent applications and issued patents will enable it to maintain significant patent protection for its nasal strip products.

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

        In 2000, the Company expanded its Breathe Right product line to include nasal strips for colds with Vicks® mentholated vapors that are sized for the entire family and nasal strips for children that are available in multiple colors. Breathe Right nasal strips for colds with mentholated vapors were introduced in selected overseas markets in 2001.

        During 2000, the Company launched FiberChoice® chewable fiber tablets. The tablets are positioned in the bulk fiber supplement market and give the Company an entry into the digestive health products market. FiberChoice tablets can be taken without water and have been clinically proven to be as effective as powder alternatives.

        In 2001, the Company announced a plan to streamline and realign the Company’s resources to better match its strategic goals and to focus on building the core businesses. The Company recorded a special charge related to costs associated with this plan. Approximately 25% of the workforce, from throughout the organization, were eliminated. These cost-cutting actions are expected to result in annual savings of approximately $2 to $2.5 million. Cost savings relating to this plan were realized beginning in July of 2001.

        In 2002, the Company changed its fiscal year-end from December 31 to March 31. The first period to be reported in 2002 will be a three-month stub period ending March 31, 2002. Fiscal 2003 will be from April 1, 2002 through March 31, 2003.

Accounting Policies

        In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements.

        The Company’s critical accounting policies include the following:

        Sales Returns and Other Allowances, and Allowance for Doubtful Accounts. Revenue from sales is recognized at the time products are shipped less estimated sales returns and other allowances. Management must make estimates of potential future product returns and other allowances related to current period revenue. Management analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The Company has established a reserve of $1.2 million for future sales returns and other allowances as of December 31, 2001. Similarly, management must make estimates of the uncollectability of accounts receivables. Management specifically analyzes customer account balances, historical bad debts, current economic trends and changes in the timing of customer payments. The balance of accounts receivable was $12.3 million net of the allowance for doubtful accounts of $500,000 as of December 31, 2001.

        Inventory Valuation. Inventory is valued at lower of cost, determined on a first in first out basis, or market. The Company analyzes the cost and the market value of inventory items and establishes the appropriate valuation reserves. The Company has established a reserve of $326,000 as of December 31, 2001. Management believes that the inventory valuation results in carrying inventory at the lower of cost or market.

        Accounting for Income Taxes. As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance of $9.3 million against the net deferred tax assets as of December 31, 2001.

        Valuation of Product Rights. Management assesses the impairment of product rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important for the assessment include significant underperformance of a product line relative to projected or historical results, significant change in the market in relation to competitive products, significant negative industry or economic trends. Management currently does not believe that it is necessary to record an impairment charge at this time and that the carrying value of these assets will be recoverable.

Operating Results

        The tables below set forth certain selected financial information of the Company and the percentage of net sales represented by certain items included in the Company’s statements of operations for the periods indicated.

        Certain prior year amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on the operating loss or net loss for 2000 and 1999.

                                          THREE MONTHS ENDED                                             THREE MONTHS ENDED
                             ---------------------------------------------     YEAR       -----------------------------------------------  YEAR
                                                                              ENDED                                                        ENDED
                               MAR 31,     JUN 30,    SEP 30,    DEC 31,     DEC 31,     MAR 31,     JUN 30,     SEP 30,     DEC 31,      DEC 31,
                                 2001        2001       2001       2001        2001        2001        2001        2001        2001        2001
                             ----------- ----------- --------- ----------- ----------  ----------- ----------- ----------- ----------- -----------
                                            (IN THOUSANDS)

Domestic net sales .........  $ 22,284    $ 12,540    $14,847    $18,041    $ 67,712
International net sales ....     4,828       2,936      3,398      5,060      16,222
                              --------    --------    -------    -------    --------
 Net sales .................    27,112      15,476     18,245     23,101      83,934     100.0%      100.0%      100.0%       100.0%      100.0%
Cost of goods sold .........     8,706       5,557      6,059      7,376      27,698      32.1        35.9        33.2         31.9        33.0
                              --------    --------    -------    -------    --------   -------     -------        ----        -----       -----
  Gross profit .............    18,406       9,919     12,186     15,725      56,236      67.9        64.1        66.8         68.1        67.0
                              --------    --------    -------    -------    --------   -------     -------        ----        -----       -----
Operating expenses:
 Advertising and promotion .    17,579       8,635      4,371     11,363      41,948      64.8        55.8        24.0         49.2        50.0
 Selling, general and
  administrative ...........     4,766       3,519      3,247      3,051      14,583      17.6        22.7        17.8         13.2        17.4
 Special charges ...........         0       1,100          0       (170)        930       0.0         7.1         0.0         (0.7)        1.1
                              --------    --------    -------    -------    --------   -------     -------        ----        -----       -----
  Total operating expenses .    22,345      13,254      7,618     14,244      57,461      82.4        85.6        41.8         61.7        68.5
                              --------    --------    -------    -------    --------   -------     -------        ----        -----       -----
  Operating income (loss) ..    (3,939)     (3,335)     4,568      1,481      (1,225)    (14.5)      (21.5)       25.0          6.4        (1.5)
Interest income ............       362         345        269        330       1,306       1.3         2.2         1.5          1.4         1.6
                              --------    --------    -------    -------    --------   -------     -------        ----        -----       -----
  Income (loss) before
   income taxes ............  $ (3,577)   $ (2,990)   $ 4,837    $ 1,811    $     81     (13.2)%     (19.3)%      26.5%         7.8%        0.1%
                              ========    ========    =======    =======    ========   =======     =======        ====        =====       =====

                                            THREE MONTHS ENDED                   YEAR                    THREE MONTHS ENDED                   YEAR
                             -----------------------------------------------     ENDED    -----------------------------------------------    ENDED
                               MAR 31,     JUN 30,     SEP 30,     DEC 31,      DEC 31,     MAR 31,     JUN 30,     SEP 30,     DEC 31,     DEC 31,
                                 2000        2000        2000        2000        2000         2000        2000        2000        2000        2000
                             ----------- ----------- ----------- ----------- ------------ ----------- ----------- ----------- ----------- -----------
                                             (IN THOUSANDS)

Domestic net sales .........  $ 14,338    $ 12,697     $16,618    $ 19,082      $  62,735
International net sales ....       296         606       2,603       2,652          6,157
                              --------    --------     -------    --------      ---------
 Net sales .................    14,634      13,303      19,221      21,734         68,892     100.0%    100.0%      100.0%        100.0%      100.0%
Cost of goods sold .........     4,846       5,110       6,875       8,076         24,907      33.1      38.4        35.8          37.2        36.2
                              --------    --------     -------    --------      ---------   -------     -----       -----       -------     -------
  Gross profit .............     9,788       8,193      12,346      13,658         43,985      66.9      61.6        64.2          62.8        63.8
                              --------    --------     -------    --------      ---------   -------     -----       -----       -------     -------
Operating expenses:
 Advertising and promotion .    12,058       5,998       9,490      19,148         46,694      82.4      45.1        49.4          88.1        67.8
 Selling, general and
  administrative ...........     3,915       3,470       3,756       3,993         15,134      26.8      26.1        19.5          18.4        22.0
 Special charges ...........         0           0           0           0              0       0.0       0.0         0.0           0.0         0.0
                              --------    --------     -------    --------      ---------   -------     -----       -----       -------     -------
  Total operating expenses .    15,973       9,468      13,246      23,141         61,828     109.1      71.2        68.9         106.5        89.7
                              --------    --------     -------    --------      ---------   -------     -----       -----       -------     -------
  Operating loss ...........    (6,185)     (1,275)       (900)     (9,483)       (17,843)    (42.3)     (9.6)       (4.7)        (43.6)      (25.9)
Interest income ............       498         566         507         612          2,183       3.4       4.3         2.6           2.8         3.2
                              --------    --------     -------    --------      ---------   -------     -----       -----       -------     -------
  Loss before income taxes .  $ (5,687)   $   (709)    $  (393)   $ (8,871)     $ (15,660)    (38.9)%    (5.3)%      (2.0)%       (40.8)%    (22.7)%
                              ========    ========     =======    ========      =========   =======     =====       =====       =======     =======

                                            THREE MONTHS ENDED                     YEAR                    THREE MONTHS ENDED                   YEAR
                             -----------------------------------------------       ENDED    -----------------------------------------------    ENDED
                               MAR 31,     JUN 30,     SEP 30,     DEC 31,        DEC 31,     MAR 31,     JUN 30,     SEP 30,     DEC 31,     DEC 31,
                                 1999        1999        1999        1999          1999         1999        1999        1999        1999        1999
                             ----------- ----------- ----------- -----------   ------------ ----------- ----------- ----------- ----------- -----------
                                             (IN THOUSANDS)

Domestic net sales .........  $ 11,811    $   7,994   $ 10,151    $ 15,106      $  45,062
International net sales ....       123          191        312         362            988
                              --------    ---------   --------    --------      ---------
 Net sales .................    11,934        8,185     10,463      15,468         46,050       100.0%      100.0%      100.0%      100.0%      100.0%
Cost of goods sold .........     4,688        3,629      3,992       6,049         18,358        39.3        44.3        38.2        39.1        39.9
                              --------    ---------   --------    --------      ---------     -------     -------     -------     -------     -------
  Gross profit .............     7,246        4,556      6,471       9,419         27,692        60.7        55.7        61.8        60.9        60.1
                              --------    ---------   --------    --------      ---------     -------     -------     -------     -------     -------
Operating expenses:
 Advertising and promotion .     9,749        2,864      2,915      12,576         28,104        81.7        35.0        27.9        81.3        61.0
 Selling, general and
  administrative ...........     3,463        3,164      3,452       1,859         11,938        29.0        38.7        33.0        12.0        25.9
 Special charges ...........         0            0      6,345           0          6,345         0.0         0.0        60.6         0.0        13.8
                              --------    ---------   --------    --------      ---------     -------     -------     -------     -------     -------
  Total operating expenses .    13,212        6,028     12,712      14,435         46,387       110.7        73.6       121.5        93.3       100.7
                              --------    ---------   --------    --------      ---------     -------     -------     -------     -------     -------
  Operating loss ...........    (5,966)      (1,472)    (6,241)     (5,016)       (18,695)      (50.0)      (18.0)      (59.6)      (32.4)      (40.6)
Interest income ............       899          698        643         598          2,838         7.5         8.5         6.1         3.9         6.2
                              --------    ---------   --------    --------      ---------     -------     -------     -------     -------     -------
  Loss before income taxes .  $ (5,067)   $    (774)  $ (5,598)   $ (4,418)     $ (15,857)      (42.5)%     (9.5)%     (53.5)%     (28.6)%     (34.4)%
                              ========    =========   ========    ========      =========     =======     =======     =======     =======     =======

2001 Compared to 2000

        Net Sales. Net sales for 2001 of $83.9 million showed a 21.8% increase over 2000 sales of $68.9 million. The sales increase is the result of growth in all areas of the Company’s business. Domestic sales of Breathe Right nasal strips grew to $59.8 million, representing an increase of 8.7% over 2000 sales of $55.0 million. FiberChoice tablet sales for 2001 grew to $7.9 million from $7.3 million for the previous year, representing an increase of 8.2%, primarily as the result of a full year of sales activity.

        International sales increased by 161.3% to $16.2 million dollars compared to 2000 sales of $6.2 million. This increase was the result of a full year of distribution in Japan, Europe and Australia as well as the launch of Breathe Right strips for colds with mentholated vapors in selected countries.

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

        Gross Profit. Gross profit was $56.2 million for 2001 compared to $44.0 million for 2000. Gross profit as a percentage of net sales increased to 67.0% for 2001 compared to 63.8% for 2000. Gross profit in 2000 was unfavorably impacted by the lower gross profit on 10-count FiberChoice chewable tablets, disposal of an excess inventory of pillow covers and higher costs associated with expediting inventory purchases and deliveries.

        Advertising and Promotion Expenses. Advertising and promotion expenses were $41.9 million for 2001 compared to $46.7 million for 2000. Advertising and promotion expenses as a percentage of net sales decreased to 50.0% in 2001 from 67.8% in 2000. This decrease in spending rate was the result of a planned lower support level for FiberChoice tablets the year following its introduction and the elimination of less effective expenditures for the Breathe Right brand.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.6 million for 2001 compared to $15.1 million for 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 17.4% compared to 22.0% for 2000. This decrease was primarily the result of the corporate restructure that included a workforce reduction and that enabled the Company to streamline its resources to focus on building the core businesses.

        Special Charges. The Company recorded a special charge of $930,000 in 2001 for the costs of implementing the Company’s corporate restructuring plan to streamline and realign the Company’s resources. The charge was primarily for severance benefits.

        Investment Income. Investment income was $1.3 million for 2001 compared to $2.2 million for 2000. The decrease in investment income was the result of a decrease in funds invested and market interest rates.

        Income Tax Benefit (Expense). There was no income tax provision for 2001 due to tax loss carryforwards.

2000 Compared to 1999

        Net Sales. Net sales were $68.9 million for 2000 compared to $46.1 million for 1999. Sales increased by 49.6% for the year due to the impact of increased advertising expenditures and new product introductions. For the year 2000, domestic sales increased to $62.7 million from $45.1 for 1999. The increase reflects increased Breathe Right nasal strip sales and shipments of FiberChoice chewable tablets. Breathe Right strip sales grew due to initial shipments of the Company’s new mentholated and kids strips and the growth of the core Breathe Right nasal strip business. In addition, 1999 sales were reduced by reserves for returns of product in connection with the introduction of new packaging that year.

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

        Advertising and Promotion Expenses. Advertising and promotion expenses were $46.7 million for 2000 compared to $28.1 million for 1999. Marketing and selling expenses as a percentage of net sales increased to 67.8% in 2000 from 61.0% in 1999, reflecting the planned investment in advertising needed to return the Breathe Right brand to growth, relaunch Breathe Right nasal strips in key international markets and launch FiberChoice tablets.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.1 million for 2000 compared to $11.9 million for 1999. This increase was primarily from infrastructure to support the growing business and business development expenses to identify future product opportunities. General and administrative expenses as a percentage of net sales decreased to 22.0% in 2000 from 25.9% in 1999 as a result of the higher level of sales in 2000.

        Special Charge. In 1999, the Company recorded a special charge relating to a contract termination fee of $6.3 million. This special charge represents a one-time payment to 3M, the Company’s international distributor, to terminate the international distribution agreement. The agreement allowed the Company to regain control of the international business on a phased schedule that was completed June 30, 2000.

        Investment Income. Investment income was $2.2 million for 2000 compared to $2.8 million for 1999. The decrease was primarily the result of a decrease in investments.

        Income Tax Benefit (Expense). There was no income tax provision for 2000 due to tax loss carryforwards.

Seasonality

        The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cough/cold season.

Liquidity and Capital Resources

        At December 31, 2001, the Company had cash, cash equivalents and marketable securities of $27.3 million and working capital of $32.7 million.

        Operating Activities. The Company used cash in operations of $2.8 million in 2001 primarily due to a decrease in operating liabilities. The Company used cash in operations of $4.4 million and $12.1 million in 2000 and 1999, respectively. The decreased cash flow in 2000 was primarily due to the net loss for the year offset by an increase in operating liabilities.

        Investing Activities. Sales and maturities of marketable securities exceeded purchases by $10.5 million in 2001. Net proceeds were used primarily to fund the cash used in operations and purchase treasury shares. Sales and maturities of marketable securities exceeded purchases by $9.2 million in 2000. Net proceeds were used to fund the cash used in operations, purchase property and equipment and purchase treasury shares. Marketable securities purchased consisted of cash equivalents, corporate bonds, U.S. Government obligations and municipal bonds.

        The Company purchased $400,000 and $2.0 million of property and equipment in 2001 and 2000, respectively, primarily associated with the Company’s move to different facilities.

        Financing Activities. The Company purchased 202,000 shares of its common stock for $1.0 million in 2001 and purchased 396,000 shares for $1.5 million in 2000. These treasury shares will be used to meet the Company’s obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions. The Company received $288,000 in 2001 and $103,000 in 2000 from the exercise of stock options and issuance of stock under the employee stock purchase plan.

        Significant Agreements and Lease Obligations. The Company has entered into certain agreements and leases in order to secure product rights and office space. The following is a summary of significant agreements and lease obligations:

                               Minimum      Operating
Year Ending December 31,      Royalties      Leases        Total

2002 .....................     $ 1,070      $   733      $ 1,803
2003 .....................       1,070          744        1,814
2004 .....................       1,070          727        1,797
2005 .....................       1,070          740        1,810
2006 .....................       1,070          755        1,825
Later years ..............                    3,104
                                            -------
Total ....................                  $ 6,803
                                            -------

        The Company has agreements that exclusively license intellectual property rights for certain products. Royalties due under these agreements are based on various percentages to net sales. The licensing agreements are valid for the lives of the related patents, however, they may be terminated earlier under certain conditions. Total minimum royalties are not determinable since royalties continue for the life of current and potential future patents related to the licensed intellectual property. The Company has entered into operating leases for office space and office equipment. Leases expire at various dates beginning in 2002 through 2010. Management is not aware of any significant agreements or obligations that would have a material negative impact upon the Company’s short-term or long-term liquidity.

        The Company believes that its existing funds will be sufficient to support its planned operations for the foreseeable future.

Recent Accounting Pronouncements

        In 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives”. This EITF requires companies to present in their statements of operations, certain sales incentives as sales allowances, resulting in a reduction of net sales. The Company currently records sales incentives covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending March 31, 2002. If the Company would have applied the presentation set forth in this issue in 2001, 2000 and 1999, net sales would have been reduced by $1.1, $1.5 and $3.1 million, respectively. Operating expenses would have also been reduced by the same amounts in the corresponding years. This issue does not impact operating income (loss) for any of these years.

        In 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller”. This EITF requires companies to present in their statements of operations, certain consideration paid to a purchaser of the company’s products as sales allowances, resulting in a reduction of net sales. The Company currently records costs covered by this EITF as operating expenses. The Company plans on adopting this EITF beginning with the quarter ending March 31, 2002. The Company is in the process of evaluating this EITF and its potential impact.

        In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 beginning with the quarter ending March 31, 2002. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

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

        The table below provides information about the Company’s cash and cash equivalents and marketable securities as of December 31, 2001:

                                                                      (In thousands)
                                                                Cost                  Fair Value
                                                              --------                 ----------

          Due within one year...........................      $19,022                   $19,158
          Due after one year through three years........        7,911                     8,137
                                                              -------                   -------
                                                              $26,933                   $27,295
                                                              =======                   =======

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Stockholders’Equity and Comprehensive Income (Loss), and Cash Flows for each of the years in the three-year period ended December 31, 2001, the Notes to the Consolidated Financial Statements and the Report of KPMG LLP, independent certified public accountants, are listed under Item 14 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The following sets forth certain information with respect to the Company’s directors:

        Daniel E. Cohen, 49, has served as the Company's Chairman of the Board since 1993 and has served as a director of the Company since its formation in 1982. Mr. Cohen also served as the Company's Chief Executive Officer from 1989 to June 2001 and as Treasurer from 1982 to March 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

        Patrick Delaney, 59, has served as a director of the Company since 1983 and as the Company's Secretary since 1995. Mr. Delaney is a partner in the Minneapolis-based law firm of Lindquist & Vennum P.L.L.P., counsel to the Company. He has been in the private practice of law since 1967. He is also a director of Community First Bankshares, Inc., a multi-bank holding company, and the secretary of Cardia, Inc., a manufacturer of medical devices.

        R. Hunt Greene, 51, has served as a director of the Company since 1985. Mr. Greene has been an investment banker for over twenty years. He is presently Managing Director and Member of Greene Holcomb &Fisher LLC (“GH&F”), a Minneapolis investment banking firm that was formed in 1995. GH&F has provided the Company with certain financial advisory and investment banking services from time to time since 1996.

        Andrew J. Greenshields, 64, has served as a director of the Company since 1986. Mr. Greenshields has been President of Pathfinder Ventures, Inc., Minneapolis, Minnesota, since 1980. He is also a general partner of Pathfinder Venture Capital Fund III and a general partner of Spell Capital Partners, LP, both of which are Minneapolis-based financial limited partnerships. Mr. Greenshields is also a director of Aetrium, Inc., a manufacturer of semi-conductor handling equipment.

        H. Robert Hawthorne, 57, has served as a director of the Company since 1999. Mr. Hawthorne has been Chief Executive Officer of Ocean Spray Cranberries, Inc., a Boston-based food and beverage company, since February 2000. From 1997 to 1999, Mr. Hawthorne served as a director, President and Chief Executive Officer of Select Comfort Corporation, a Minneapolis-based company that manufactures air beds and sleep related products. From 1986 to 1997, Mr. Hawthorne served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from February 1992 to December 1997 as President of The Pillsbury Brands Group, a subsidiary of The Pillsbury Company.

        Marti Morfitt, 44, has served as the Company’s President and Chief Executive Officer since June 2001, its President and Chief Operating Officer from March 1998 to June 2001. Ms. Morfitt has served as a director of the Company since 1998. From September 1982 to February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to February 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

        Richard A. Peddie, 55, has served as a director of the Company since July 19, 2001. Mr. Peddie currently serves as President and Chief Executive Officer of Canadian-based Maple Leaf Sports &

Entertainment, Ltd., which owns the Toronto Raptors Basketball Club, the Toronto Maple Leafs Hockey Team and Air Canada Centre, and has served in that capacity since 1998. From 1996 to 1998, Mr. Peddie served President and Chief Executive Officer of the Toronto Raptors Basketball Club. From 1994 to 1996, Mr. Peddie served as President and Chief Operating Officer of NetStar Communications, Inc., a Canadian-based broadcast company. From 1989 to 1994, Mr. Peddie served as the President and Chief Executive Officer of Stadium Corporation of Ontario (SkyDome). From 1985 to 1989, Mr. Peddie served as President and Chief Executive Officer of Pillsbury Canada Limited, a subsidiary of The Pillsbury Company and manufacturer and distributor of food products. From 1973 to 1985, Mr. Peddie served in positions of increasing responsibility with General Foods Limited, a manufacturer and distributor of food products, most recently serving from 1983 to 1985 as the President of the Hostess Food Products Division.

        Richard W. Perkins, 71, has been a director of the Company since 1993. Mr. Perkins has been President, Chief Executive Officer and a director of Perkins Capital Management, Inc., a Minneapolis-based investment management company, since 1985. He is also a general partner of Spell Capital Partners, LP, a Minneapolis-based venture capital limited partnership. He is also a director of the following publicly-held companies: Bio-Vascular, Inc., a manufacturer of medical products; Intellefilm Corp., a producer of television and internet commercials; PW Eagle, Inc., a manufacturer of plastic pipe; Lifecore Biomedical, Inc., a medical device company; Nortech Systems, Inc., a contract manufacturer for the electronics industry; Quantech, Ltd., a development stage medical device company; Vital Images, Inc., a medical diagnostic software company; and Paper Warehouse, Inc., a retailer specializing in party supplies and paper products.

        Certain other information required under this Item with respect to directors is contained in the Section “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 (the “2002 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

Executive Officers

        Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

        Information required under this item is contained in the section entitled  “Executive Compensation” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required under this item is contained in the section entitled “Security Ownership of Principal Stockholders and Management” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

                                                                                                          Form 10-K
                                                                                                        Page Reference
                                                                                                        --------------

           1.     Financial Statements.

                  Independent Auditors' Report.............................................................F-1
                  Consolidated Statements of Operations for the Years Ended
                     December 31, 2001, 2000 and 1999......................................................F-2
                  Consolidated Balance Sheets as of December 31, 2001 and 2000.............................F-3
                  Consolidated Statements of Stockholders' Equity and Comprehensive
                     Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999....................F-4
                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 2001, 2000 and 1999......................................................F-5
                  Notes to Consolidated Financial Statements...............................................F-6

           2.     Financial Statement Schedules.

                  None.

           3.     Exhibits.

                  See "Exhibit Index" on the page following the Signature Page.
(b)	Reports on Form 8-K.

        The Company did not file a report on Form 8-K during the fourth quarter ended December 31, 2001. On February 7, 2002, the Company filed a report on Form 8-K announcing that the Board of Directors adopted a resolution changing the Company's fiscal year end from December 31 to March 31.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS, INC. (“Registrant”)

Dated: March 25, 2002	By /s/ Marti Morfitt Marti Morfitt Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on March 25, 2002 on behalf of the Registrant in the capacities indicated.

(Power of Attorney and Signatures)

        Each person whose signature appears below constitutes and appoints DANIEL E. COHEN and MARTI MORFITT as his or her true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

/s/ Marti Morfitt
Marti Morfitt
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ David J. Byrd
David J. Byrd
Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Daniel E. Cohen
Daniel E. Cohen
Chairman of the Board and Director

/s/ Patrick Delaney
Patrick Delaney
Director

/s/ H. Robert Hawthorne
H. Robert Hawthorne
Director

/s/ R. Hunt Greene
R. Hunt Greene
Director

/s/ Andrew J. Greenshields
Andrew J. Greenshields
Director

/s/ Richard A. Peddie
Richard A. Peddie
Director

/s/ Richard W. Perkins
Richard W. Perkins
Director

CNS, INC.
EXHIBIT INDEX

3.1	Company’s Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).

3.2	Company’s Amended and Restated By-Laws.

4.1	Form of Rights Agreement dated July 20, 1995 between CNS, Inc. and Norwest Bank Minnesota, N.A. as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A, Commission File No. 0-16612).

10.1*	CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2*	CNS, Inc. 1989 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form S-8, Commission File No. 33-68310).

10.3*	CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*	CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.5*	CNS, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit A of the Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders that was held on May 3, 2000).

10.6**	License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-2, Commission File No. 33-46120).

10.7**	License Agreement dated November 10, 1997 between the Company and Onesta Nutrition, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999 (the “1999 Form 10-K”)).

10.8**	License Agreement dated March 12, 1999 between the Company and WinEase LLC (incorporated by reference to Exhibit 10.10 to the Company’s 1999 Form 10-K).

10.9**	Addendum to License Agreement between the Company and WinEase LLC dated March 21, 2002.

10.10**	License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk (incorporated by reference to Exhibit 10.11 of the 1999 Form 10-K).

10.11**	License Agreement dated March 1, 2000 between the Company and Proctor and Gamble (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

10.12	Amendment to Trademark License Agreement effective as of March 20, 2001 by and between the Company and the Procter & Gamble Company (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.13**	Second Amendment to Trademark License Agreement effective as of April 27, 2001 by and between the Company and the Procter & Gamble Company (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.14**	Distributor Agreement between the Company and Eisai Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s 1999 Form 10-K).

10.15**	Repackaging Agreement between the Company and Herusu, Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K).

10.16**	Supply Agreement between the Company and Tapemark, Inc. dated October 15, 2001 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (the “September 30, 2001 Quarterly Report”)).

10.17**	Supply Agreement between the Company and WebTec Converting, LLC dated October 5, 2001 (incorporated by reference to Exhibit 10.16 to the September 30, 2001 Quarterly Report).

10.18**	Medical Specialties Material Purchase Agreement between the Company and Minnesota Mining and Manufacturing Company dated August 1, 2001 (incorporated by reference to Exhibit 10.17 to the September 30, 2001 Quarterly Report).

10.19*	Employment Agreement between the Company and Daniel E. Cohen dated February 12, 1999 (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

10.20*	First Amendment to Executive Employment Agreement between the Company and Daniel E. Cohen dated June 29, 2001 (incorporated by reference to Exhibit 10.19 to the September 30, 2001 Quarterly Report).

10.21*	Employment Agreement between the Company and Marti Morfitt dated February 12, 1999 (incorporated by referenced to Exhibit 10.10 to the 1998 Form 10-K).

10.22*	Employment Agreement between the Company and Kirk P. Hodgdon dated February 12, 1999 (incorporated by referenced to Exhibit 10.11 to the 1998 Form 10-K).

10.23*	Employment Agreement between the Company and David J. Byrd dated February 12, 1999 (incorporated by referenced to Exhibit 10.12 to the 1998 Form 10-K).

10.24*	Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit 10.13 to the 1998 Form 10-K).

10.25*	Employment Agreement between the Company and Teri P. Osgood dated February 12, 1999 (incorporated by referenced to Exhibit 10.14 to the 1998 Form 10-K).

10.26*	Employment Agreement between the Company and Carol J. Watzke dated February 12, 1999 (incorporated by referenced to Exhibit 10.15 to the 1998 Form 10-K).

10.27*	Employment Agreement between the Company and M. W. Anderson dated February 12, 1999 (incorporated by referenced to Exhibit 10.17 to the 1998 Form 10-K).

10.28*	Employment Agreement between the Company and Larry R. Muma dated January 2, 2001 (incorporated by reference to Exhibit 10.21 to the 2000 Form 10-K).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form 10-K).

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney (included on signature page hereof).

__________

*Indicates Compensatory Agreement.

**Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

Independent Auditors’ Report

The Board of Directors and Stockholders
CNS, Inc.:

We have audited the accompanying consolidated balance sheets of CNS, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
January 22, 2002

CNS, INC.
Consolidated Statements of Operations
Years ended December 2001, 2000 and 1999
(in thousands, except per share amounts)

                                                            2001          2000           1999
-------------------------------------------------------------------------------------------------

Net sales                                                 $ 83,934     $  68,892      $  46,050
Cost of goods sold                                          27,698        24,907         18,358
------------------------------------------------------    --------     ---------      ---------
      Gross profit                                          56,236        43,985         27,692
------------------------------------------------------    --------     ---------      ---------
Operating expenses:
 Advertising and promotion                                  41,948        46,694         28,104
 Selling, general and administrative                        14,583        15,134         11,938
 Special charges                                               930             0          6,345
------------------------------------------------------    --------     ---------      ---------
      Total operating expenses                              57,461        61,828         46,387
------------------------------------------------------    --------     ---------      ---------
      Operating loss                                        (1,225)      (17,843)       (18,695)

Interest income                                              1,242         2,234          2,596
Gain (loss) on sales of marketable securities                   64           (51)           242
------------------------------------------------------    --------     ---------      ---------
      Income (loss) before income taxes                         81       (15,660)       (15,857)

Income tax benefit                                               0             0          2,101
------------------------------------------------------    --------     ---------      ---------
      Net income (loss)                                   $     81     $ (15,660)     $ (13,756)
======================================================    ========     =========      =========
Basic net income (loss) per share                         $    .01     $   (1.09)     $    (.89)
======================================================    ========     =========      =========
Weighted average number of common shares outstanding        14,131        14,372         15,435
======================================================    ========     =========      =========
Diluted net income (loss) per share                       $    .01     $   (1.09)     $    (.89)
======================================================    ========     =========      =========
Weighted average number of common
 and assumed conversion shares outstanding                  14,431        14,372         15,435
======================================================    ========     =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Balance Sheets
December 31, 2001 and 2000
(in thousands, except per share amounts)

                                   Assets                                        2001           2000
--------------------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                                      $   8,311      $   2,079
 Marketable securities                                                             18,984         29,244
 Accounts receivable, net of allowance for doubtful accounts
  of $500 in 2001 and $300 in 2000                                                 12,307         12,582
 Inventories                                                                        5,822          4,752
 Prepaid expenses and other current assets                                          1,294          3,257
-----------------------------------------------------------------------------   ---------      ---------
      Total current assets                                                         46,718         51,914
Property and equipment, net                                                         2,631          3,201
Product rights, net                                                                 1,269          1,229
-----------------------------------------------------------------------------   ---------      ---------
                                                                                $  50,618      $  56,344
=============================================================================   =========      =========

                     Liabilities and Stockholders’ Equity
--------------------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                                               $   6,699      $  12,600
 Accrued expenses                                                                   6,751          6,251
 Accrued income taxes                                                                 556            556
-----------------------------------------------------------------------------   ---------      ---------
      Total current liabilities                                                    14,006         19,407
Stockholders’ equity:
 Preferred stock -- authorized 8,484 shares;
  none issued or outstanding                                                            0              0
 Common stock -- $.01 par value; authorized 50,000 shares;
  issued 19,295 shares in 2001 and 2000                                               193            193
 Additional paid-in capital                                                        60,785         61,182
 Treasury shares -- at cost; 5,294 shares in 2001 and 5,179 shares in 2000        (23,550)       (23,279)
 Retained deficit                                                                  (1,178)        (1,259)
 Accumulated other comprehensive income                                               362            100
-----------------------------------------------------------------------------   ---------      ---------
      Total stockholders’ equity                                                   36,612         36,937
Commitments (notes 9 and 10)
-----------------------------------------------------------------------------   ---------      ---------
                                                                                $  50,618      $  56,344
=============================================================================   =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Stockholders’Equity and Comprehensive Income (Loss)
Years ended December 31, 2001, 2000 and 1999
(in thousands)

                                        Common Stock                  Treasury Shares                         Accumulated
                                    -------------------  Additional  -------------------------    Retained       Other           Total
                                       Number     Par      Paid-in      Number                    Earnings   Comprehensive   Stockholders’
                                     of Shares   Value     Capital    of Shares       Cost       (Deficit)   Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998           19,295    $193     $61,933       2,692      $ (14,670)    $  28,157      $   253       $   75,866
 Stock issued in connection with
  Employee Stock Purchase Plan              0       0         (98)        (18)           151             0            0               53
 Stock options exercised                    0       0        (414)       (108)           860             0            0              446
 Warrants issued                            0       0         110           0              0             0            0              110
 Treasury shares purchased                  0       0           0       2,272         (8,562)            0            0           (8,562)
 Comprehensive loss:
   Net loss for the year                    0       0           0           0              0       (13,756)           0          (13,756)
   Unrealized losses on marketable
    securities net of income tax
    effect of $154                          0       0           0           0              0             0         (573)            (573)
                                                                                                                              ----------
     Total comprehensive loss                                                                                                    (14,329)
------------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           19,295     193      61,531       4,838        (22,221)       14,401         (320)          53,584
 Stock issued in connection with
  Employee Stock Purchase Plan              0       0        (131)        (26)           214             0            0               83
 Stock options exercised                    0       0        (218)        (29)           238             0            0               20
 Treasury shares purchased                  0       0           0         396         (1,510)            0            0           (1,510)
 Comprehensive loss:
   Net loss for the year                    0       0           0           0              0       (15,660)           0          (15,660)
   Unrealized gains on marketable
    securities net of income tax
    effect of $0                            0       0           0           0              0             0          420              420
                                                                                                                              ----------
     Total comprehensive loss                                                                                                    (15,240)
------------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000           19,295     193      61,182       5,179        (23,279)       (1,259)         100           36,937
 Stock issued in connection with
  Employee Stock Purchase Plan              0       0        (189)        (36)           303             0            0              114
 Stock options exercised                    0       0        (262)        (51)           436             0            0              174
 Other                                      0       0          54           0              0             0            0               54
 Treasury shares purchased                  0       0           0         202         (1,010)            0            0           (1,010)
 Comprehensive income:
   Net income for the year                  0       0           0           0              0            81            0               81
   Unrealized gains on marketable
    securities net of income tax
    effect of $0                            0       0           0           0              0             0          262              262
                                                                                                                              ----------
     Total comprehensive income                                                                                                      343
------------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001           19,295    $193     $60,785       5,294      $ (23,550)    $  (1,178)     $   362       $   36,612
========================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999
(in thousands)

                                                               2001           2000            1999
----------------------------------------------------------------------------------------------------

Operating activities:
 Net income (loss)                                          $      81      $ (15,660)      $ (13,756)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization                                1,244          1,051           1,029
   Deferred income taxes                                            0              0           1,486
   Other                                                           90             81             110
   Changes in operating assets and liabilities:
    Accounts receivable                                           275         (1,212)         (3,579)
    Inventories                                                (1,070)           153           3,918
    Prepaid expenses and other current assets                   1,964          3,546          (4,009)
    Accounts payable and accrued expenses                      (5,401)         7,654           2,655
--------------------------------------------------------    ---------      ---------       ---------
      Net cash used in operating activities                    (2,817)        (4,387)        (12,146)
--------------------------------------------------------    ---------      ---------       ---------
Investing activities:
 Purchases of marketable securities                           (44,911)       (63,151)        (97,157)
 Sales and maturities of marketable securities                 55,433         72,324         118,230
 Payments for purchases of property and equipment                (394)        (2,019)           (330)
 Payments for product rights                                     (357)          (141)           (259)
--------------------------------------------------------    ---------      ---------       ---------
      Net cash provided by investing activities                 9,771          7,013          20,484
--------------------------------------------------------    ---------      ---------       ---------
Financing activities:
 Proceeds from the issuance of common stock under
  Employee Stock Purchase Plan                                    114             83              53
 Proceeds from the exercise of stock options                      174             20             446
 Purchase of treasury shares                                   (1,010)        (1,510)         (8,562)
--------------------------------------------------------    ---------      ---------       ---------
      Net cash used in financing activities                      (722)        (1,407)         (8,063)
--------------------------------------------------------    ---------      ---------       ---------
      Net increase in cash and cash equivalents                 6,232          1,219             275
Cash and cash equivalents:
 Beginning of year                                              2,079            860             585
--------------------------------------------------------    ---------      ---------       ---------
 End of year                                                $   8,311      $   2,079       $     860
========================================================    =========      =========       =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                     $       0      $       0       $       0
 Cash paid during the year for income taxes                         0              0             344
========================================================    =========      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(1) Summary of Significant Accounting Policies

        Business The Company designs, manufactures and markets consumer products, including Breathe Right® nasal strips and FiberChoice® tablets. The Company’s products are sold over-the-counter in retail outlets, including mass merchant, drug, grocery and club stores. The Company primarily uses international distributors to market Breathe Right nasal strips outside the U.S.

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

        Basis of Presentation Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the operating loss or net loss for 2000 and 1999.

        Revenue Recognition Revenue from sales is recognized at the time products are shipped less estimated sales returns and other allowances.

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

        Inventories Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence.

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

        Foreign Currency Transactions Most foreign transactions are in U.S. dollars, although some are conducted in functional local currencies. The functional currency is translated into U.S. dollars for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the fiscal year. Gains and losses resulting from transactions denominated in foreign currencies are included in the consolidated statements of operations.

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

        New Accounting Standards In 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives”. This EITF requires companies to present in their statements of operations, certain sales incentives as sales allowances, resulting in a reduction of net sales. The Company currently records sales incentives covered by this EITF as operating expenses. The Company will be required to adopt this EITF beginning with the quarter ending March 31, 2002. If the Company would have applied the presentation set forth in this issue in 2001, 2000 and 1999, net sales would have been reduced by $1,123,000, $1,527,000 and $3,126,000, respectively. Operating expenses would have also been reduced by the same amounts in the corresponding years. This issue does not impact operating income (loss) for any of these years.

        In 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller”. This EITF requires companies to present in their statements of operations, certain consideration paid to a purchaser of the company’s products as sales allowances, resulting in a reduction of net sales. The Company currently records costs covered by this EITF as operating expenses. The Company plans on adopting this EITF beginning with the quarter ending March 31, 2002. The Company is in the process of evaluating this EITF and its potential impact.

        In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 beginning with the quarter ending March 31, 2002. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

(2)   Marketable Securities

        Marketable securities, including estimated fair value based on quoted market prices or valuation models, are summarized as follows (in thousands):

                                                     December 31,
                                 ----------------------------------------------------
                                           2001                        2000
                                 -------------------------   ------------------------
                                    Cost       Fair Value       Cost       Fair Value
                                 ----------   ------------   ----------   -----------

Cash equivalents                  $  1,419      $  1,419      $  2,166     $  2,166
Corporate bonds                     12,544        12,879        24,308       24,413
U.S. Government obligations          4,659         4,686         2,670        2,665
------------------------------    --------      --------      --------     --------
 Total marketable securities      $ 18,622      $ 18,984      $ 29,144     $ 29,244
==============================    ========      ========      ========     ========

Maturities of marketable securities at December 31, 2001 are as follows (in thousands):

                                              Cost       Fair Value
                                           -----------   -----------

Due within one year                         $ 10,711      $ 10,847
Due after one year through three years         7,911         8,137
----------------------------------------    --------      --------
 Total marketable securities                $ 18,622      $ 18,984
========================================    ========      ========

        There were realized gains of $64,000 and $243,000 during 2001 and 1999, respectively and realized losses of $51,000 during 2000.

(3)   Advertising

        At December 31, 2001 and 2000, $540,000 and $1,924,000, respectively, of advertising costs were reported as assets. Advertising expense was $19,486,000 in 2001, $26,027,000 in 2000, and $11,728,000 in 1999.

(4)   Details of Selected Balance Sheet Accounts

        Details of selected balance sheet accounts are as follows (in thousands):

                                            2001       2000       1999
                                          --------   --------   --------

Allowance for doubtful accounts:
 Balance beginning of year                 $ 300      $ 280      $ 210
 Plus provision for doubtful accounts        316         26         96
 Less charge offs                            116          6         26
---------------------------------------    -----      -----      -----
  Balance end of year                      $ 500      $ 300      $ 280
=======================================    =====      =====      =====

                                                    December 31
                                              -----------------------
                                                 2001         2000
                                              ----------   ----------
Inventories:
 Finished goods                                $ 3,421      $ 2,139
 Raw materials and component parts               2,401        2,613
-------------------------------------------    -------      -------
  Total inventories                            $ 5,822      $ 4,752
===========================================    =======      =======
Property and equipment:
 Warehouse and production equipment            $   760      $   556
 Office equipment and information systems        3,642        3,623
 Leasehold improvements                          1,050        1,022
-------------------------------------------    -------      -------
                                                 5,452        5,201
 Less accumulated depreciation                   2,821        2,000
-------------------------------------------    -------      -------
  Property and equipment, net                  $ 2,631      $ 3,201
===========================================    =======      =======
Product rights:
 Product rights                                $ 2,905      $ 2,548
 Less accumulated amortization                   1,636        1,319
-------------------------------------------    -------      -------
  Product rights, net                          $ 1,269      $ 1,229
===========================================    =======      =======
Accrued expenses:
 Promotions and allowances                     $ 3,511      $ 3,085
 Royalties and commissions                       1,276          954
 Salaries, incentives and paid time off          1,501        2,000
 Restructuring costs                               322            0
 Other                                             141          212
-------------------------------------------    -------      -------
  Total accrued expenses                       $ 6,751      $ 6,251
===========================================    =======      =======

(5)   Stockholders’Equity

        Stock Options The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase up to 3,650,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of December 31, 2001.

        Stock option activity under these plans is summarized as follows:

                                  Weighted-average                        Shares
                                   Exercise Price         Shares        Available
                                      Per Share        Outstanding      for Grant
                                 ------------------   -------------   -------------

Balance at December 31, 1998          $   4.74          1,580,500         370,650
 Granted                                  3.05            353,000        (353,000)
 Exercised                                4.16           (115,010)              0
 Canceled                                 4.00            (47,100)         47,100
------------------------------        --------          ---------        --------
Balance at December 31, 1999              4.47          1,771,390          64,750
 New 2000 Plan                                                  0         700,000
 Granted                                  4.01            358,400        (358,400)
 Exercised                                4.18            (69,690)              0
 Canceled                                 5.18           (168,100)        168,100
------------------------------        --------          ---------        --------
Balance at December 31, 2000              4.33          1,892,000         574,450
 Granted                                  4.26            345,960        (345,960)
 Exercised                                3.36            (51,800)
 Canceled                                 4.47           (102,970)        102,970
 Expired                                                        0          (7,280)
------------------------------                          ---------        --------
Balance at December 31, 2001          $   4.33          2,083,190         324,180
==============================        ========          =========        ========

        Information on outstanding and currently exercisable options by price range as of December 31, 2001, is summarized as follows:

                                      Weighted       Weighted                      Weighted
                        Total         -Average       -Average     Exercisable      -Average
    Price Range       Number of       Remaining      Exercise      Number of       Exercise
     Per Share          Shares      Life (Years)       Price         Shares         Price
------------------   -----------   --------------   ----------   -------------   -----------

$2.31 -- 2.81           242,500    6.9               $   2.78        171,000      $   2.77
 3.10 -- 4.00           699,560    5.6                   3.56        445,320          3.38
 4.13 -- 5.00           580,680    7.9                   4.52        264,800          4.69
 5.44 -- 5.94           466,700    4.2                   5.49        434,700          5.49
   7.25                  93,750    5.6                   7.25         93,750          7.25
                        -------                                      -------
                      2,083,190                                    1,409,570
                      =========                                    =========

        At December 31, 2001, the weighted-average remaining contractual life of outstanding options was 6.1 years. At December 31, 2001, 2000 and 1999, currently exercisable options aggregated 1,409,570, 1,207,232 and 1,091,156 shares of common stock, respectively and the weighted-average exercise price of those options was $4.46, $4.55 and $4.73, respectively.

        The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 is estimated as $2.55, $2.60 and $1.98, respectively on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 60% in 2001 and 65% in 2000 and 1999; risk-free interest rate of 5.00% in 2001, 6.50% in 2000 and 6.00% in 1999, and an expected life of 6 years.

        The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and diluted earnings per share would have been reduced by approximately $950,000, or $.07 per share in 2001, $900,000, or $.06 per share in 2000 and $950,000, or $.06 per share in 1999.

        Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 400,000 shares under the plan of which employees as of December 31, 2001 have purchased 224,367 shares.

        Warrants In connection with agreements to license certain intellectual property rights to potential products, licensers were issued warrants. During 1999, warrants were issued to purchase 50,000 shares of the Company’s common stock exercisable at a price of $3.44 per share exercisable evenly over three years and for a period of 10 years. The issuance of the warrants resulted in an expense of $110,000. Warrants were issued during 1997 to purchase 25,000 shares at a price of $8.00 per share exercisable in 2000 and for a period of five years. Of these warrants, 48,000 shares are currently exercisable.

        Preferred Stock At December 31, 2001, the Company is authorized to issue 1,000,000 shares of Series A Junior Participating Preferred Stock upon a triggering event under the Company’s stockholders’ rights plan and is authorized to issue up to an additional 7,483,589 shares of undesignated preferred stock.

(6)   Income Taxes

        Income tax expense (benefit) for the three years ended December 31, 2001, is as follows (in thousands):

                                      Current       Deferred        Total
                                   -------------   ----------   ------------

2001:
 Federal                             $       0      $     0      $       0
 State                                       0            0              0
--------------------------------     ---------      -------      ---------
  Income tax expense                 $       0      $     0      $       0
================================     =========      =======      =========
2000:
 Federal                             $       0      $     0      $       0
 State                                       0            0              0
--------------------------------     ---------      -------      ---------
  Income tax expense                 $       0      $     0      $       0
================================     =========      =======      =========
1999:
 Federal                             $  (3,917)     $ 1,816      $  (2,101)
 State                                       0            0              0
--------------------------------     ---------      -------      ---------
  Income tax expense (benefit)       $  (3,917)     $ 1,816      $  (2,101)
================================     =========      =======      =========

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following (in thousands):

                                                 2001          2000            1999
                                               --------   -------------   -------------

Computed tax expense (benefit)                  $  28       $  (5,481)      $  (5,550)
State taxes, net of federal benefit                 0            (554)           (431)
Tax exempt interest                                 0               0            (178)
Change in deferred tax valuation allowance        (46)          6,018           3,932
Other                                              18              17             126
--------------------------------------------    -----       ---------       ---------
 Actual tax expense (benefit)                   $   0       $       0       $  (2,101)
============================================    =====       =========       =========

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 2001 and 2000 are presented below (in thousands):

                                                      December 31
                                                 ---------------------
                                                   2001        2000
                                                 --------   ----------

Deferred tax assets:
 Inventory items                                  $  339     $   795
 Accounts receivable allowance                       185         111
 Product rights                                      304         246
 Accrued expenses                                  2,109       1,580
 Net operating loss and credit carryforwards       6,654       7,445
----------------------------------------------    ------     -------
                                                   9,591      10,177
Less valuation allowance                           9,273       9,950
----------------------------------------------    ------     -------
                                                     318         227
                                                  ------     -------
Deferred tax liabilities:
 Unrealized gains on marketable securities          (134)        (35)
 Property and equipment                             (184)       (192)
----------------------------------------------    ------     -------
                                                    (318)       (227)
                                                  ------     -------
  Net deferred tax assets                         $    0     $     0
==============================================    ======     =======

        In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred assets as of December 31, 2001.

        As of December 31, 2001, the Company has reported federal net operating loss carryforwards of approximately $17,000,000. The federal net operating loss carryforwards expire in 2019 and 2020. Additionally, the Company has a federal credit carryforward for alternative minimum tax of approximately $327,000 that has no expiration date.

(7)   Sales

        The Company had one significant customer who accounted for approximately 21%, 19% and 24% of net sales in 2001, 2000 and 1999, respectively. Accounts receivable from this customer as of December 31, 2001 and 2000 were $2,413,000 and $2,274,000, respectively.

        Net sales by geographic area are as follows (in thousands):

                      2001          2000          1999
                  -----------   -----------   -----------

Domestic           $ 67,712      $ 62,735      $ 45,062
International        16,222         6,157           988
---------------    --------      --------      --------
  Net sales        $ 83,934      $ 68,892      $ 46,050
===============    ========      ========      ========

(8)   Special Charges

        On June 26, 2001, the Company announced a plan to streamline and realign the Company’s resources to better match its strategic goals. The Company recorded a special charge of $930,000 for costs associated with this restructure plan. Approximately 20 jobs, or 25% of the workforce from throughout the Company, were eliminated. These cost-cutting actions are expected to result in annualized savings of approximately $2 to $2.5 million. Cost savings relating to this plan were realized beginning in July of 2001. During 2001, the Company utilized $608,000 of the $930,000 accrual, primarily for severance benefits. The remaining accrual of $322,000 will be utilized during 2002, primarily for severance benefits.

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

(9)   License Agreements

        The Company has agreements to exclusively license intellectual property rights to certain products. Royalties due under these agreements are based on various percentages of net sales. To maintain the Company’s licenses, it must make minimum royalty payments of $1,070,000 each year until patents for the products expire. Royalty expense was approximately $3,524,000 in 2001, $2,692,000 in 2000, and $1,477,000 in 1999.

(10)   Operating Leases

        The Company leases equipment and office space under noncancelable operating leases that have initial or noncancelable lease terms in excess of one year. Future minimum lease payments due in accordance with these leases as of December 31, 2001 are as follows (in thousands):

Year Ending December 31,              Amount
---------------------------------   ----------

2002                                 $   733
2003                                     744
2004                                     727
2005                                     740
2006                                     755
Later years                            3,104
---------------------------------    -------
  Future minimum lease payments      $ 6,803
=================================    =======

        Total rental expense for operating leases was $789,000 in 2001, $559,000 in 2000 and $555,000 in 1999.

(11)   Net Income (Loss) Per Share

        A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

                                                   2001       2000        1999
                                                 --------   --------   ---------

Weighted average common shares outstanding        14,131     14,372     15,435
Assumed conversion of stock options                  300          0          0
----------------------------------------------    ------     ------     ------
Average common and assumed conversion shares      14,431     14,372     15,435
==============================================    ======     ======     ======

        Options and warrants to purchase 722,000 shares of common stock with a range of exercise prices from $5.00 to $8.00 per share were outstanding as of December 31, 2001 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The options expire from 2002 to 2011.