Form 10-Q
period 2002-03-31
CNS INC /DE/
filed 2002-05-14
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[    ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

.

[ X ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the Transition Period from

January 1, 2002 to March 31, 2002

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

YES

  X

NO

At April 30, 2002, the Company had outstanding 13,579,325 shares of common stock, $.01 par value per share.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,553	$8,311
Marketable securities	19,109	18,984
Accounts receivable, net	11,682	12,307
Inventories	4,465	5,822
Deferred income taxes	5,879	0
Prepaid expenses and other current assets	999	1,294

Total current assets	47,687	46,718
Property and equipment, net	2,400	2,631
Product rights, net	1,179	1,269
Deferred income taxes	3,220	0

	$54,486	$50,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	10,264	14,006

Total current liabilities	10,264	14,006

Stockholders' equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	0	0
Common stock - $.01 par value; authorized 50,000 shares;
issued 19,295 shares	193	193
Additional paid-in capital	60,796	60,785
Treasury shares - at cost; 5,756 at March 31, 2002 and
5,294 at December 31, 2001	(25,821)	(23,550)
Retained earnings (deficit)	8,956	(1,178)
Accumulated other comprehensive income	98	362

Total stockholders' equity	44,222	36,612

	$54,486	$50,618

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Net sales	19,135	23,469
Cost of goods sold	6,390	8,705

Gross profit	12,745	14,764

Operating expenses:
Advertising and promotion	8,796	13,936
Selling, general and administrative	3,213	4,767

Total operating expenses	12,009	18,703

Operating income (loss)	736	(3,939)
Interest income	272	362

Income (loss) before income taxes	1,008	(3,577)
Income tax benefit	9,126	0

Net income (loss)	$10,134	$(3,577)

Basic net income (loss) per share	$.74	$(.25)

Diluted net income (loss) per share	$.71	$(.25)

Weighted average number of common
shares outstanding	13,711	14,123

Weighted average number of common and
assumed conversion shares outstanding	14,198	14,123

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net income (loss)	$10,134	$(3,577)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	330	271
Deferred income taxes	(9,126)	0
Other	75	0
Changes in operating assets and liabilities:
Accounts receivable	626	(1,182)
Inventories	1,357	(1,767)
Prepaid expenses and other current assets	294	362
Accounts payable and accrued expenses	(3,742)	(5,544)

Net cash from operating activities	(52)	(11,437)

Investing activities:
Net change in marketable securities	(331)	10,425
Payments for purchases of property and equipment	(8)	(255)
Payments for product rights	0	(148)

Net cash from investing activities	(339)	10,022

Financing activities:
Proceeds from issuance of common stock
under stock plans	71	88
Purchase of treasury shares	(2,438)	(51)

Net cash from financing activities	(2,367)	37

Net change in cash and cash equivalents	(2,758)	(1,378)
Cash and cash equivalents:
Beginning of period	8,311	2,079

End of period	$5,553	$701

The accompanying notes are an integral part
of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2002 and 2001 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.  The Company has changed its fiscal year-end from December 31 to March 31.  This Report on Form 10-Q is for the three-month transition period from January 1 to March 31, 2002.

Note 1 – Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Annual Report on Form 10-K for the year ended December 31, 2001 with the exception of the following new pronouncements being adopted during the quarter ending March 31, 2002:

The Company implemented Emerging Issues Task Force bulletins Number 00-14 “Accounting for Certain Sales Incentives” and Number 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller".  These new accounting standards had no impact on the Company’s net income; however, they did require reclassification of certain promotional costs such as sales incentives, promotional funds, and consumer coupon redemption that were previously reported as a component of advertising and promotion expense as a reduction of net revenue.  This resulted in revenue reductions of $1.7 million in the 2002 March quarter and $3.6 million in the 2001 March quarter, with corresponding reductions in advertising and promotion expense during those periods.

The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". There was no material impact on the Company's consolidated financial position or results of operations as the result of implementing this standard.

Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Note 2 – Comprehensive Income (Loss)

A reconciliation of total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$10,134	($ 3,577)
Change in unrealized gain on marketable
securities, net of income tax	(264)	200

Total comprehensive income (loss)	$9,870	($ 3,377)

Note 3 - Earnings Per Share

A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Average common shares outstanding	13,711	14,123
Assumed conversion of stock options	487	0

Average common and assumed
Conversion shares	14,198	14,123

Note 4 – Income Taxes

As part of the process of preparing  financial statements, the Company is required to estimate income taxes, both state and federal.  This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible.  Management believes, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has eliminated the valuation allowance of $9.1 million against the net deferred tax assets as of March 31, 2002.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

This Report on Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for the period ended December 31, 2001.

The Company recently changed its fiscal year-end from December 31 to March 31.  The change in its fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cough/cold season within the same fiscal year.

The Company’s revenues are derived primarily from the manufacture and sale of the Breathe Right® nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company began marketing FiberChoice® chewable tablets, an innovative bulk fiber supplement in the June quarter of 2000.

The Company has experienced in the past, and expects to experience in the future, quarterly fluctuations in both domestic and international sales and earnings.  These fluctuations are due in part to advertising levels and seasonality of sales, as described below, as well as increases and decreases in purchases by distributors in anticipation of future demand by consumers.

Results of Operations

Net sales for the March 2002 quarter were $19.1 million versus $23.5 million in the 2001 quarter. Net sales, before the effect of accounting changes described in Note 1, for the March 2002 quarter were $20.8 million compared to $27.1 million in the 2001 period.

Domestic sales for the March quarter of 2002 were $15.2 million compared to $18.7 million for the same quarter of 2001. As anticipated, sales for the 2002 March quarter were comparatively lower due to the significant sales boost generated by last year’s introduction of mentholated nasal strips, as well as industry-wide slower sales of cough/cold products during the 2001/2002 season.

International sales were $3.9 million for the March quarter of 2002 compared to $4.7 million for the same quarter of 2001. Sales for the 2002 March quarter were lower due to the timing of purchases by international distributors.  For the six-month cough/cold season ending March 31, 2002, international sales were $9.0 million versus $7.3 million in the prior year.

Gross profit was $12.7 million for the March quarter of 2002 compared to $14.8 million for the same quarter of 2001. Gross profit as a percentage of net sales increased to 66.6% for the March quarter of 2002 compared to 62.9% for the same quarter of 2001.  The lower gross profit percentage in 2001 resulted primarily from higher deductions from sales for promotional expenditures in conjunction with the launch of new products.

Advertising and promotion expenses were $8.8 million for the March quarter of 2002 compared to $13.9 million for the same quarter of 2001.  The decrease resulted primarily from elimination of less effective advertising expenditures and the planned reduction in spending for Fiber Choice tablets in the year following the launch.

Selling, general and administrative expenses were $3.2 million for the March quarter of 2002 compared to $4.8 million for the same quarter of 2001.  This decrease was primarily the result of the corporate restructuring that included a workforce reduction and that has enabled the Company to streamline its resources to focus on building the core businesses.

Operating income for the March quarter of 2002 was $700,000 compared to a loss of $3.9 million for the same quarter of 2001.

Investment income was $300,000 for the March quarter of 2002 compared to $400,000 for the same quarter of 2001.  The decrease was primarily the result of a decrease in investable funds and lower market interest rates.

The Company recognized a tax benefit of $9.1 million during the March quarter of 2002.  The tax benefit was the result of reinstating net deferred tax assets, including the benefit of net operating loss carryforwards. Management believes, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.  There was no income tax benefit recognized for the March quarter of 2001.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring.  Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash, cash equivalents and marketable securities of $24.7 million and working capital of $37.4 million.

The Company used cash in operations of  $52,000 for the March quarter of 2002 compared with $11.4 million for the same quarter of 2001. The use of cash in 2002 was the result of net income offset primarily by the non-cash deferred income tax benefit and payment of operating liabilities.

The Company had net purchases of $300,000 of marketable securities in the March quarter of 2002 compared to sales of $10.4 million for the same quarter of 2001.

The Company repurchased 482,500 shares of common stock for $2.4 million in the March quarter of 2002.  The shares of common stock are available for use by the Company to meet its obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Accounting Policies and Recent Accounting Pronouncements

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make decisions which impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate principles to be applied and the assumptions on which to base accounting estimates.  In reaching such decisions, management applies judgement based on its understanding and analysis of the relevant circumstances.  Note 1 to the condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 provide important information about the significant accounting policies followed in the preparation of the Company’s financial statements and accounting pronouncements applicable to the Company.

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events.  As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected.  Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions.  It is not possible to foresee or identify all factors a ffecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors:  (i) the Company's revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the March and December quarters of each year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company's success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company's competitive position wi ll, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities.  The Company’s risk to interest rate fluctuations has not materially changed since December 31, 2001.  See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Not Applicable

Item 2.

Changes in Securities

Not Applicable

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.

Other Information

The Company has changed its fiscal year-end from December 31 to March 31.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

See “Exhibit Index” on the page following the Signature Page

(b)

Reports on Form 8-K

On February 7, 2002, the Company filed a Report on Form 8-K that the Board of Directors adopted a resolution changing the Company’s fiscal year-end from December 31 to March 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CNS, Inc.

            Registrant

Date:

May 13, 2002

By:

/s/  Marti Morfitt

Marti Morfitt

President & Chief Operating Officer

Date:

May 13, 2002

By:

/s/  David J. Byrd

David J. Byrd

Vice President of Finance, Chief

Financial Officer and Treasurer

Exhibit No.

Description

3.1

Company’s Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).

3.2

Company’s Amended and Restated By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

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

10.9**

Addendum to License Agreement between the Company and WinEase LLC dated March 21, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s 2001 Form 10-K).

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