Form 10-Q
period 2002-06-30
CNS INC /DE/
filed 2002-08-09
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the Period Ended June 30, 2002

.

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

YES

  X

NO

At July 31, 2002, the Company had outstanding 13,514,934 shares of common stock, $.01 par value per share.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements CNS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except per share amounts)

	June 30, 2002	March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$5,249	$5,553
Marketable securities	24,337	19,109
Accounts receivable, net	8,402	11,682
Inventories	4,197	4,465
Deferred income taxes	5,879	5,879
Prepaid expenses and other current assets	1,038	999

Total current assets	49,102	47,687
Property and equipment, net	2,206	2,400
Product rights, net	1,205	1,179
Deferred income taxes	2,183	3,220

	$54,696	$54,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	9,019	10,264

Total current liabilities	9,019	10,264
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	0	0
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares	193	193
Additional paid-in capital	60,418	60,796
Treasury shares – at cost; 5,754 at June 30, 2002 and
5,756 at March 31, 2002	(25,607)	(25,821)
Retained earnings	10,512	8,956
Accumulated other comprehensive income	161	98

Total stockholders’ equity	45,677	44,222

	$54,696	$54,486

The accompanying notes are an integral part of the condensed consolidated financial statements. 2

CNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)

	Three Months Ended June 30,

	2002	2001

Net sales	14,523	14,370
Cost of goods sold	5,319	5,557

Gross profit	9,204	8,813

Operating expenses:
Advertising and promotion	4,115	7,529
Selling, general and administrative	2,763	3,519
Special charges	0	1,100

Total operating expenses	6,878	12,148

Operating income (loss)	2,326	(3,335)
Interest income	229	345

Income (loss) before income taxes	2,555	(2,990)
Income tax expense	1,000	0

Net income (loss)	$1,555	$(2,990)

Basic net income (loss) per share	$.11	$(.21)

Diluted net income (loss) per share	$.11	$(.21)

Weighted average number of common
shares outstanding	13,556	14,128

Weighted average number of common and
assumed conversion shares outstanding	14,193	14,128

The accompanying notes are an integral part of the condensed consolidated financial statements. 3

CNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Three Months Ended June 30,

	2002	2001

Operating activities:
Net income (loss)	$1,555	$(2,990)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	313	310
Deferred income taxes	1,000	0
Changes in operating assets and liabilities:
Accounts receivable	3,279	3,844
Inventories	268	(176)
Prepaid expenses and other current assets	(37)	1,151
Accounts payable and accrued expenses	(1,245)	(2,523)

Net cash from operating activities	5,133	(384)

Investing activities:
Net change in marketable securities	(5,129)	651
Payments for purchases of property and equipment	(25)	(77)
Payments for product rights	(120)	(8)

Net cash from investing activities	(5,274)	566

Financing activities:
Proceeds from issuance of common stock
under stock plans	312	78
Purchase of treasury shares	(475)	0

Net cash from financing activities	(163)	78

Net change in cash and cash equivalents	(304)	260
Cash and cash equivalents:
Beginning of period	5,553	701

End of period	$5,249	$961

The accompanying notes are an integral part of the condensed consolidated financial statements. 4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2002 and 2001 and March 31, 2002 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the periods presented.

In 2002 the Company changed its fiscal year-end from December 31 to March 31. The change in its fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cough/cold season within the same fiscal year.

Note 1 – Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 with the exception of the following new pronouncements being adopted during the quarter ended March 31, 2002:

The Company implemented Emerging Issues Task Force bulletins Number 00-14 “Accounting for Certain Sales Incentives” and Number 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller”. These new accounting standards had no impact on the Company’s net income; however, they did require reclassification of certain promotional costs such as sales incentives, promotional funds, and consumer coupon redemption that were previously reported as a component of advertising and promotion expense as a reduction of net revenue. This resulted in revenue reductions of $800,000 in the quarter ended June 2002 and $1.1 million in the quarter ended June 2001, with corresponding reductions in advertising and promotion expense during those periods.

The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. There was no material impact on the Company’s consolidated financial position or results of operations as the result of implementing this standard.

Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Note 2 – Comprehensive Income (Loss)
A reconciliation of total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,

	2002	2001

Net income (loss)	$1,555	$(2,990)
Change in unrealized gain (loss) on marketable
securities, net of income tax	63	(15)

Total comprehensive income (loss)	$1,618	$(3,005)

Note 3 – Earnings Per Share A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

	Three Months Ended June 30,

	2002	2001

Average common shares outstanding	13,556	14,128
Assumed conversion of stock options	637	0

Average common and assumed
conversion shares	14,193	14,128

Note 4 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of June 30, 2002, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

In 2002 the Company changed its fiscal year-end from December 31 to March 31. The change in its fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cough/cold season within the same fiscal year.

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

Results of Operations

Net sales for the June 2002 quarter were $14.5 million versus $14.4 million in the June 2001 quarter. Net sales, before the effect of accounting reclassifications described in Note 1, for the June 2002 quarter were $15.3 million compared to $15.5 million in the 2001 period.

Domestic sales for the June quarter of 2002 were $12.7 million compared to $11.4 million for the same quarter of 2001. Sales for the 2002 June quarter were higher due to increased retailer purchases of Breathe Right nasal strips in line with a return to growing consumer purchases.

International sales were $1.8 million for the June quarter of 2002 compared to $2.9 million for the same quarter of 2001. Lower sales for the 2002 June quarter are primarily due to a Japanese distributor having excess inventory at the end of last year’s cold and allergy season, resulting in lower purchases during the current quarter.

Gross profit was $9.2 million for the June quarter of 2002 compared to $8.8 million for the same quarter of 2001. Gross profit as a percentage of net sales increased to 63.4% for the June quarter of 2002 compared to 61.3% for the same quarter of 2001. The higher gross profit percentage in 2002 resulted primarily from reduced operating costs and lower deductions from sales for promotional expenditures.

Advertising and promotion expenses were $4.1 million for the June quarter of 2002 compared to $7.5 million for the same quarter of 2001. Expenditures for the Breathe Right brand declined by $1.9 million, due to dropping the allergy-focused advertising that was tested during the 2001 June quarter. Advertising and promotion expense for the FiberChoice brand was down by $1.7 million, as spending levels were reduced in the year following the product launch.

Selling, general and administrative expenses were $2.8 million for the June quarter of 2002 compared to $3.5 million for the same quarter of 2001. This decrease was primarily the result of the June 2001 corporate restructuring that included a workforce reduction and that has enabled the Company to streamline its resources to focus on building the core businesses. Product development costs were less than expected due to a delay in some product development expenditures. The Company incurred a special charge of $1.1 million during the June 2001 quarter relating to the restructuring.

Operating income for the June quarter of 2002 was $2.3 million compared to a loss of $3.3 million for the same quarter of 2001.

Investment income was $200,000 for the June quarter of 2002 compared to $300,000 for the same quarter of 2001. The decrease was primarily the result of lower market interest rates.

Net income for the June quarter of 2002 was $1.6 million compared to a net loss of $3.0 million for the same quarter of 2001. There was no income tax benefit recognized for the June quarter of 2001.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash, cash equivalents and marketable securities of $29.6 million and working capital of $40.1 million.

Company operations provided cash of $5.1 million for the June quarter of 2002 compared with a use of cash of $400,000 for the same quarter of 2001. Net income, that included non cash tax expense of $1.0 million, and a decrease in accounts receivable offset partially by payment of operating liabilities provided the positive impact on cash for the June 2002 quarter.

The Company had net purchases of $5.1 million of marketable securities in the June quarter of 2002 compared to sales of $700,000 for the same quarter of 2001.

The Company repurchased 89,600 shares of common stock for $500,000 in the June quarter of 2002. This leaves 900,100 shares that can be repurchased out of the board of directors’most recent authorization. The shares of common stock are available for use by the Company to meet its obligations under its employee stock ownership plan and\ stock option plans, and for possible future acquisitions.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposure is primarily interest rate risk related to its cash, cash equivalents and investments in marketable securities. The Company’s risk to interest rate fluctuations has not materially changed since December 31, 2001. See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2002, CNS, Inc. held its Annual Meeting of Stockholders. Of the 13,530,065 shares of Common Stock eligible to vote, 12,781,223 were represented in person or by proxy at the meeting and shares were voted on the following matters:

1. The votes cast for the eight (8) directors to serve until the next annual meeting of shareholders were:

Name	Votes for	Votes Withheld
Daniel E. Cohen	12,641,265	139,958
Patrick Delaney	11,840,770	940,453
R. Hunt Greene	11,887,600	893,623
Andrew J. Greenshields	11,891,870	889,353
H. Robert Hawthorne	12,669,210	112,013
Marti Morfitt	12,636,607	144,616
Richard A. Peddie	12,668,130	113,093
Richard W. Perkins	11,869,628	911,595

2. The votes cast to ratify and approve the appointment of KPMG LLP as independent auditors for the fiscal year ending March 31, 2003 were:

Votes for	Votes Against	Votes Abstained
12,636,168	136,897	8,158

Item 5.	Other Information

Because the Company’s fiscal year has recently changed to a fiscal year ending March 31, the Company plans to hold its 2003 Annual Meeting of Stockholders on or about August 27, 2003. The Company anticipates mailing its proxy materials in connection with the 2003 Annual Meeting of Stockholders on or about July 14, 2003.

11

For a stockholder proposal to be considered for inclusion in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, the proposal must be in writing and received by the Secretary of the Company at its corporate offices no later than March 17, 2003. The Board of Directors of the Company will consider shareholder proposals and nominations submitted in connection with the 2003 Annual Meeting of Stockholders to be timely for purposes of the procedure established in the Company’s Bylaws if received between May 15, 2003 and May 30, 2003.

In addition to meeting the deadlines noted above and complying with applicable rules of the Securities Exchange Act of 1934, stockholder proposals must also meet the requirements described in the Company’s Bylaws and summarized in the section entitled “Stockholder Proposals” in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders held on May 15, 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Report:

99.1	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            CNS, Inc.

            Registrant

Date:

August 9, 2002

By:

/s/  Marti Morfitt

Marti Morfitt

President & Chief Executive Officer

Date:

August 9, 2002

By:

/s/  David J. Byrd

David J. Byrd

Vice President of Finance, Chief

Financial Officer and Treasurer