Form 10-Q
period 2002-09-30
CNS INC /DE/
filed 2002-11-12
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

For the Period Ended September 30, 2002.

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

YES

   X

NO

At October 25, 2002, the Company had outstanding 13,413,634 shares of common stock, $.01 par value per share.

CNS, Inc.

FORM 10-Q

For the Period Ended September 30, 2002

Index

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition
                                    and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Change in Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Securities Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION Item 1. Financial Statements CNS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except per share amounts)

	September 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 8,565	$ 5,553
Marketable securities	24,731	19,109
Accounts receivable, net	10,819	11,682
Inventories	4,795	4,465
Deferred income taxes	5,716	5,879
Prepaid expenses and other current assets	1,053	999

Total current assets	55,679	47,687
Property and equipment, net	1,983	2,400
Product rights, net	1,210	1,179
Deferred income taxes	0	3,220

	$ 58,872	$ 54,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	10,103	10,264

Total current liabilities	10,103	10,264
Stockholders' equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	0	0
Common stock - $.01 par value; authorized 50,000 shares;
issued and outstanding, 19,295 shares	193	193
Additional paid-in capital	60,271	60,796
Treasury shares - at cost; 5,831 at Sept. 30, 2002 and
5,756 at March 31, 2002	(25,963)	(25,821)
Retained earnings	14,030	8,956
Accumulated other comprehensive income	238	98

Total stockholders' equity	48,769	44,222

	$ 58,872	$ 54,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

CNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net sales	$17,386	$17,049	$31,910	$31,419
Cost of goods sold	5,912	6,059	11,231	11,616

Gross profit	11,474	10,990	20,679	19,803

Operating expenses:
Advertising and promotion	2,881	3,176	6,996	10,705
Selling, general and administrative	3,015	3,246	5,778	6,765
Special charges	0	0	0	1,100

Total operating expenses	5,896	6,422	12,774	18,570

Operating income	5,578	4,568	7,905	1,233
Interest income	240	269	468	614

Income before income taxes	5,818	4,837	8,373	1,847
Income tax expense	2,300	0	3,300	0

Net income	$ 3,518	$ 4,837	$ 5,073	$ 1,847

Basic net income per share	$ .26	$ .34	$ .37	$ .13

Diluted net income per share	$ .25	$ .34	$ .36	$ .13

Weighted average number of common
shares outstanding	13,509	14,153	13,532	14,141

Weighted average number of common and
assumed conversion shares outstanding	14,004	14,380	14,093	14,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

CNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Six Months Ended September 30,
	2002	2001
Operating activities:
Net income	$5,073	$1,847
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	634	624
Deferred income taxes	3,346	0
Changes in operating assets and liabilities:
Accounts receivable	862	1,677
Inventories	(329)	(385)
Prepaid expenses and other current assets	(54)	1,357
Accounts payable and accrued expenses	(161)	(2,842)

Net cash from operating activities	9,371	2,278

Investing activities:
Change in marketable securities	(5,445)	316
Payments for purchases of property and equipment	(25)	(92)
Payments for product rights	(223)	(8)

Net cash from investing activities	(5,693)	216

Financing activities:
Proceeds from issuance of common stock
under stock plans	423	197
Purchase of treasury shares	(1,089)	0

Net cash from financing activities	(666)	197

Net change in cash and cash equivalents	3,012	2,691
Cash and cash equivalents:
Beginning of period	5,553	701

End of period	$8,565	$3,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accompanying condensed consolidated financial statements as of September 30, 2002 and 2001 and March 31, 2002 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

In 2002, the Company changed its fiscal year-end from December 31 to March 31. The change in its fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cough/cold season within the same fiscal year.

Note 1 – Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 with the exception of the following new pronouncements:

Effective for the quarter ended March 31, 2002, the Company implemented Emerging Issues Task Force bulletins Number 00-14 “Accounting for Certain Sales Incentives”, Number 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller" and Number 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. These new accounting standards had no impact on the Company’s net income; however, they did require reclassification of certain promotional costs such as sales incentives, promotional funds, and consumer coupon redemption that were previously reported as a component of advertising and promotion expense as a reduction of net sales. This resulted in sales reductions of $1.2 million and $2.0 million in the quarter and the six months ended September 2002 and $1.2 million and $2.3 million in the quarter and six months ended September 2001, with corresponding reductions in advertising and promotion expense during those periods.

The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company adopted SFAS No. 144 effective for the quarter ended March 2002. There was no material impact on the Company's consolidated financial position or results of operations as the result of implementing this standard.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 effective for the quarter ended September 2002. There was no material impact on the Company's consolidated financial position or results of operations as the result of implementing this standard.

Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Note 2 – Comprehensive Income

A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net income	$3,518	$4,837	$5,073	$1,847
Unrealized gain on marketable
securities, net of income tax	77	104	140	89

Total comprehensive income	$3,595	$4,941	$5,213	$1,936

Note 3 – Earnings Per Share A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):
	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Average common shares outstanding	13,509	14,153	13,533	14,141
Assumed conversion of stock options	495	227	560	270

Average common and assumed
conversion shares	14,004	14,380	14,093	14,411

Note 4 – Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of September 30, 2002, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

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

The Company’s revenues are derived primarily from the manufacture and sale of the Breathe Right® nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company began marketing FiberChoice® chewable tablets, an innovative bulk fiber supplement in the June quarter of 2000. Breathe Right Snore Relief™ throat spray was introduced during 2002 with initial shipments to retailers during the September quarter.

The Company has experienced in the past, and expects to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to seasonality of sales and advertising levels, as described below, as well as increases and decreases in purchases by retailers and distributors in anticipation of future demand by consumers.

Results of Operations

Net sales for the September 2002 quarter increased 2.0% to $17.4 million compared to $17.0 million for the same quarter of 2001 and increased 1.6% to $31.9 million for the six months ended September 2002 compared to $31.4 million for the same period of 2001.

Domestic net sales were $15.3 million for the September quarter of 2002 comparable to $13.7 million for the same quarter of 2001, an increase of 11.7%. Sales increased primarily due to initial shipments of Breathe Right Snore Relief throat spray to retailers.  For the six months ended September 2002, domestic net sales increased 11.5% to $28.1 million compared to $25.2 million for the same period of 2001. For the six months ended September 30, 2002, domestic Breathe Right sales were $24.6 million and FiberChoice sales were $3.4 million.

International sales for the September 2002 quarter were $2.0 million compared to $3.3 million for the same quarter of 2001 and were $3.9 million for the six months ended September 2002 compared to $6.3 million for the same period of 2001. Lower international sales are primarily due to a Japanese distributor having excess inventory at the end of last year’s cold and allergy season, resulting in lower purchases for the six months ended September 2002.

Gross profit for the September 2002 quarter was $11.5 million compared to $11.0 million for the same quarter of 2001, and was $20.7 million for the six months ended September 2002 compared to $19.8 million for the same period of 2001. Gross profit as a percentage of net sales increased to 66.0% for the September quarter of 2002 compared to 64.5% for the same quarter of 2001, and was 64.8% for the six months ended September 2002 compared to 63.0% for the same period of 2001. The higher gross profit percentage resulted from the mix of products sold, reduced operations costs, and lower deductions from sales for promotional expenditures.

Advertising and promotion expense for the September quarter of 2002 was $2.9 million compared to $3.2 million for the same period of 2001. For the six months ended September 2002, advertising and promotion expense was $7.0 million compared to $10.7 million for the previous comparable period. Spending for the Breathe Right brand declined by $1.9 million in the June quarter of  2002, due primarily to dropping the allergy-focused advertising that the Company tested during the quarter ended June 2001. Advertising and promotion expense for the FiberChoice brand was also down by $1.7 million in the June 2002 quarter, as the Company reduced spending levels following the launch year.

Selling, general and administrative expenses were $3.0 million for the September quarter of 2002 compared to $3.2 million for the same quarter of 2001, and were $5.8 million for the six months ended September 2002 compared to $6.8 million for the same period of 2001. This decrease was primarily the result of the June 2001 corporate restructuring that included a workforce reduction and that has enabled the Company to streamline its resources to focus on building the core businesses. The Company incurred a special charge of $1.1 million during the June 2001 quarter relating to the restructuring. Product development costs were less than expected due to the timing of some product development expenditures.

Operating income for the September quarter of 2002 was $5.6 million compared to $4.6 million for the same quarter of 2001, and was $7.9 million for the six months ended September 2002 compared to $1.2 million for the same period of 2001.

Investment income for the September quarter of 2002 was $240,000 compared to $270,000 for the same quarter of 2001, and was $470,000 for the six months ended September 2002 compared to $610,000 for the same period of 2001. The decrease was due to significantly lower interest rates offset by an increase in the amount of funds invested.

Net income for the 2002 September quarter was to $3.5 million compared to $4.8 million in the same quarter of 2001, with no income tax expense. Pro-forma net income for the prior year quarter, adjusted for a normal income tax rate, would have been $3.0 million. Net income for the six months ended September 2002 rose to $5.1 million compared to net income of  $1.8 million for the six month period ended September 2001, with no income tax expense. Pro-forma net income for the six months ended September 2001 would have been $1.1 million, adjusted for a normal income tax rate. An effective income tax rate of 38% was used for the quarter and six months ended September 2002 and for the pro-forma information.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash, cash equivalents and marketable securities of $33.3 million and working capital of $45.6 million.

The Company generated cash from operations of  $9.4 million for the six months ended September 2002 compared with $2.3 million for the same period of 2001. Net income, that included non-cash tax expense of $3.3 million and a decrease in accounts receivable partially offset by an increase in inventories provided the positive impact on cash for the six months ended September 2002.

The Company had net purchases of $5.4 million of marketable securities and $248,000 of purchases for property and equipment and product rights in the six months ended September 2002.

The Company repurchased 188,500 shares of common stock for $1.1 million during the six months ended September 30, 2002. There remains 807,100 shares of common stock that can be repurchased by the Company in connection with the repurchase program that was authorized by the board of directors. The shares of common stock repurchased by the Company are available for use by the Company to meet obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future. The Company intends on utilizing the cash and marketable securities for normal operating needs, repurchases of the Company’s common stock and potential future acquisitions.

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

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company's forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors:  (i) the Company's revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the March and December quarters of each year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company's success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company's competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Marti Morfitt, and Chief Financial Officer, David Byrd, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Not Applicable

Item 2.

Change in Securities and Use of Proceeds

On October 15, 2002, the Company issued 250 shares of common stock to an employee as an award given by the Company in connection with its participation in the United Way campaign. The shares are unregistered. The Company believes that the issuance of the common stock was exempt pursuant to Section 4(2) of the Securities Act of 1933. The employee acquired the common stock for his own account and not with a present view to public resale.

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.

Other Information

On October 2, 2002, Richard A. Peddie resigned from the Company’s board of directors. The resignation was tendered due to time constraints and the demands of his current executive duties.

Item 6.

Exhibits and Reports on Form 8-K

(a)

The following exhibits are filed as part of this Report:

99.1

     Certification pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           CNS, Inc.

           Registrant

Date:

November 11, 2002

By:

/s/  Marti Morfitt

Marti Morfitt

President & Chief Executive Officer

Date:

November 11, 2002

By:

/s/  David J. Byrd

David J. Byrd

Vice President of Finance, Chief

Financial Officer and Treasurer

CERTIFICATIONS

I, Marti Morfitt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CNS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

November 11, 2002

By:

/s/  Marti Morfitt

Marti Morfitt

President & Chief Executive Officer

I, David Byrd, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CNS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

November 11, 2002

By:

/s/  David J. Byrd

David J. Byrd

Vice President of Finance, Chief

Financial Officer and Treasurer