Form 10-Q
period 2002-12-31
CNS INC /DE/
filed 2003-02-04
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

For the Period Ended December 31, 2002.

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

YES

   X

NO

Indicated by check mark whether the registration is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES

NO    X

At January 27, 2003, the Company had outstanding 13,434,992 shares of common stock, $.01 par value per share.

CNS, Inc.

FORM 10-Q

For the Period Ended December 31, 2002

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

	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,688	$5,553
Marketable securities	24,842	19,109
Accounts receivable, net	17,456	11,682
Inventories	3,639	4,465
Deferred income taxes	5,189	5,879
Prepaid expenses and other current assets	1,345	999

Total current assets	64,159	47,687
Property and equipment, net	1,763	2,400
Product rights, net	1,264	1,179
Deferred income taxes	0	3,220

	$67,186	$54,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	17,878	10,264

Total current liabilities	17,878	10,264
Stockholders' equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	0	0
Common stock - $.01 par value; authorized 50,000 shares;
issued, 19,295 shares	193	193
Additional paid-in capital	59,865	60,796
Treasury shares - at cost; 5,860 at Dec. 31, 2002 and
5,756 at March 31, 2002	(25,855)	(25,821)
Retained earnings	14,904	8,956
Accumulated other comprehensive income	201	98

Total stockholders' equity	49,308	44,222

	$67,186	$54,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

CNS, INC.CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net sales	$25,914	$21,357	$57,823	$52,775
Cost of goods sold	8,119	7,376	19,350	18,992

Gross profit	17,795	13,981	38,473	33,783

Operating expenses:
Advertising and promotion	13,407	9,618	20,402	20,322
Selling, general and administrative	3,204	3,052	8,983	9,817
Special charges	0	(170)	0	930

Total operating expenses	16,611	12,500	29,385	31,069

Operating income	1,184	1,481	9,088	2,714
Investment income	240	330	709	944

Income before income taxes	1,424	1,811	9,797	3,658
Income tax expense	550	0	3,850	0

Net income	$874	$1,811	$5,947	$3,658

Basic net income per share	$.07	$.13	$.44	$.26

Diluted net income per share	$.06	$.12	$.42	$.25

Weighted average number of common
shares outstanding	13,422	14,118	13,495	14,144

Weighted average number of common and
assumed conversion shares outstanding	13,966	14,534	14,034	14,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

CNS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Nine Months Ended December 31,
	2002	2001
Operating activities:
Net income	$5,947	$3,658
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	953	934
Deferred income taxes	3,850	0
Other	1	101
Changes in operating assets and liabilities:
Accounts receivable	(5,774)	1,457
Inventories	826	697
Prepaid expenses and other current assets	(345)	1,602
Accounts payable and accrued expenses	7,614	142

Net cash from operating activities	13,072	8,591

Investing activities:
Net change in marketable securities	(5,569)	98
Payments for purchases of property and equipment	(27)	(111)
Payments for product rights	(376)	(209)

Net cash from investing activities	(5,972)	(222)

Financing activities:
Proceeds from issuance of common stock
under stock plans	951	199
Purchase of treasury shares	(1,916)	(958)

Net cash from financing activities	(965)	(759)

Net change in cash and cash equivalents	6,135	7,610
Cash and cash equivalents:
Beginning of period	5,553	701

End of period	$11,688	$8,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements as of December 31, 2002 and 2001 and March 31, 2002 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the interim periods presented.

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

Effective for the quarter ended March 31, 2002, the Company implemented Emerging Issues Task Force bulletins Number 00-14 “Accounting for Certain Sales Incentives”, Number 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller” and Number 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. These new accounting standards had no impact on the Company’s net income; however, they did require reclassification of certain promotional costs such as sales incentives, promotional funds, and consumer coupon redemptions that were previously reported as a component of advertising and promotion expense as a reduction of net sales. This resulted in a sales reduction of $3.1 million and $5.0 million in the quarter and the nine months ended December 2002 and $1.7 million and $4.0 million in the quarter and nine months ended December 2001, with a corresponding reduction in advertising and promotion expense during those periods.

The Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. The Company adopted SFAS No. 144 effective for the quarter ended March 2002. There was no material impact on the Company’s consolidated financial position or results of operations as the result of implementing this standard.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 effective for the quarter ended September 2002. There was no material impact on the Company’s consolidated financial position or results of operations as the result of implementing this standard.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2001 for detailed information on accounting policies.

Note 2 – Comprehensive Income

A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net income	$874	$1,811	$5,947	$3,658
Unrealized gain (loss) on marketable
securities, net of income tax	(37)	(27)	103	62

Total comprehensive income	$837	$1,784	$6,050	$3,720

Note 3 — Earnings Per Share A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Average common shares outstanding	13,422	14,118	13,495	14,144
Assumed conversion of stock options	544	416	539	317

Average common and assumed
conversion shares	13,966	14,534	14,034	14,461

Note 4 – Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of December 31, 2002, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

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

Results of Operations

Net sales for the December 2002 quarter increased 21.3% to $25.9 million compared to $21.4 million for the same quarter of 2001 and increased 9.6% to $57.8 million for the nine months ended December 2002 compared to $52.8 million for the same period of 2001.

Domestic net sales were $19.1 million for the December quarter of 2002 compared to $16.4 million for the same quarter of 2001, an increase of 16.5%. The growth in quarterly sales was primarily driven by shipments of Snore Relief spray. Sales of nasal strips were flat for the quarter as a result of a slower start to the cough cold season and cough cold advertising not beginning until December. For the nine months ended December 2002, domestic net sales increased 13.5% to $47.1 million compared to $41.5 million for the same period of 2001. The increase is primarily the result of Snore Relief throat spray sales.

International sales for the December 2002 quarter were $6.8 million compared to $5.0 million for the same quarter of 2001, an increase of 36.0%. The higher international sales for the quarter were the result of the Japanese distributor returning to normal ordering in October and then purchasing most of the product that will be sold by them during the current cold and allergy season. International sales for the nine months ended December 2002 were $10.7 million compared to
$11.3 million for the same period of 2001. Lower international sales for the nine month period ended December 2002 are primarily due to the Japanese distributor having excess inventory at the end of last year’s cold and allergy season, resulting in lower purchases for the nine months ended December 2002.

Gross profit for the December 2002 quarter was $17.8 million compared to $14.0 million for the same quarter of 2001, and was $38.5 million for the nine months ended December 2002 compared to $33.8 million for the same period of 2001. Gross profit as a percentage of net sales increased to 68.7% for the December quarter of 2002 compared to 65.4% for the same quarter of 2001, and was 66.5% for the nine months ended December 2002 compared to 64.0% for the same period of 2001. The higher gross profit percentage resulted from the mix of products sold, primarily greater domestic Breathe Right sales including Snore Relief throat spray.

Advertising and promotion expense for the December quarter of 2002 was $13.4 million compared to
$9.6 million for the same period of 2001. The increase for the current quarter was due to advertising and public relations expenditures relating to the launch of Snore Relief throat spray and additional advertising in international markets. For the nine months ended December 2002, advertising and promotion expense was $20.4 million compared to $20.3 million for the previous comparable period. The increase in advertising and promotion expense for the December quarter of 2002 was off set by lower spending in the June quarter of 2002. Spending for the Breathe Right brand declined by $1.9 million in the June quarter of 2002, due primarily to dropping the allergy-focused advertising that the Company tested during the quarter ended June 2001. Advertising and promotion expense for the FiberChoice brand was also down by $1.7 million in the June 2002 quarter, as the Company reduced spending levels following the launch year.

Selling, general and administrative expenses were $3.2 million for the December quarter of 2002 compared to $3.1 million for the same quarter of 2001, and were $8.9 million for the nine months ended December 2002 compared to $9.8 million for the same period of 2001. In June 2001, the Company restructured, including a workforce reduction, in order to focus its resources on building the core businesses. The Company incurred a special charge of $930,000 during the nine months ended December 2001 relating to the restructuring.

Operating income for the December quarter of 2002 was $1.2 million compared to $1.5 million for the same quarter of 2001, and was $9.1 million for the nine months ended December 2002 compared to $2.7 million for the same period of 2001.

Investment income for the December quarter of 2002 was $240,000 compared to $330,000 for the same quarter of 2001, and was $709,000 for the nine months ended December 2002 compared to $944,000 for the same period of 2001. The decrease was due to significantly lower interest rates offset by an increase in the amount of funds invested.

Net income for the December quarter of 2002 was $874,000 or 6 cents per diluted share compared to $1.8 million or 12 cents per diluted share in the same quarter of 2001, with no income tax expense. Pro-forma net income for the prior year quarter, adjusted for a 38% income tax rate, would have been $1.1 million or 8 cents per diluted share. Net income for the nine months ended December 2002 rose to $5.9 million or 42 cents per diluted share compared to net income of $3.7 million or 25 cents per diluted share for the nine months ended December 2001, with no income tax expense. Pro-forma net income for the nine months ended December 2001 would have been $2.3 million or 16 cents per diluted share, adjusted for a 38% income tax rate. An effective income tax rate of 38% was used for the quarter and nine months ended December 2002 and for the pro-forma information in order to show comparative after-tax results. The Company provided a valuation allowance against the net deferred tax assets as of December 31, 2001 as the result of the uncertainty relating to the future realization of these assets. No income tax expense was recognized for the quarter and nine months ended December 31, 2001 as the result of this valuation allowance.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold and allergy seasons.

Liquidity and Capital Resources

At December 31, 2002, the Company had cash, cash equivalents and marketable securities of $36.5 million and working capital of $46.3 million.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future. The Company intends on utilizing the cash and marketable securities for normal operating needs, repurchases of the Company’s common stock and potential future acquisitions.

The Company generated cash from operations of $13.1 million for the nine months ended December 2002 compared with $8.6 million for the same period of 2001. Net income, that included non-cash tax expense of $3.9 million, and an increase in accounts payable partially offset by an increase in accounts receivable provided the positive impact on cash for the nine months ended December 2002.

The Company had net purchases of $5.6 million of marketable securities, consisting of primarily cash equivalents, corporate bonds, and U.S. Government obligations, and $403,000 of purchases for property and equipment and product rights in the nine months ended December 2002.

The Company issued 225,667 shares of common stock for $951,000 during the nine months ended December 31, 2002 under its employee stock ownership plans. The Company repurchased 328,900 shares of common stock for $1.9 million during the nine months ended December 31, 2002. There remain 660,800 shares of common stock that can be repurchased by the Company in connection with the repurchase program that was authorized by the board of directors. The shares of common stock repurchased by the Company are available for use by the Company to meet obligations under its employee stock ownership plan and stock option plans, and for possible future acquisitions.

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

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the March and December quarters of each year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of all of its products; and (viii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Marti Morfitt, and Chief Financial Officer, David Byrd, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this Report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

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

           CNS, Inc.

           Registrant

Date:

February 4, 2003

By:

/s/  Marti Morfitt

Marti Morfitt

President & Chief Executive Officer

Date:

February 4, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	By: s/ Marti Morfitt Marti Morfitt President & Chief Executive Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003	By: s/ David J. Byrd David J. Byrd President of Finance, Chief Financial Officer and Treasurer