Form 10-K
period 2003-03-31
CNS INC /DE/
filed 2003-06-26
CIK 814258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(MARK ONE)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to __________

COMMISSION FILE NUMBER: 0-16612

CNS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1580270 (I.R.S. Employer Identification No.)

7615 Smetana Lane
Eden Prairie, MN 55344
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 229-1500

Securities registered pursuant to section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act:

Title of each class Common Stock, par value of $.01 per share Preferred Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 31, 2003, the aggregate market value of the Company’s Common Stock held by non-affiliates is $71,501,532, computed by reference to the closing sales price of the Company’s Common Stock of $5.74 on September 30, 2002, the last business day of the Company’s most recently completed second fiscal quarter.

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes |_| No |X|

As of June 13, 2003, the Company had outstanding 13,305,792 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 27, 2003, are incorporated by reference into Part III of this Form 10-K.

2

Forward-Looking Statements

              Certain statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right® nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the third and fourth quarters of each fiscal year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office (see Item 1, “Patents, Trademarks and Proprietary Rights”); (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges (see Item 1, “Competition”); (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier (see Item 1, “Manufacturing and Operations”).

PART I

Item 1. BUSINESS

General

              CNS, Inc. (the “Company”) is in the business of developing and marketing consumer health care products, including Breathe Right® nasal strips, Breath Right Snore Relief™ throat spray and FiberChoice® chewable fiber tablets. The Company focuses on products that address important consumer needs within the aging well/self care market, including better breathing and digestive health.

              The Company’s principal product, the Breathe Right nasal strip, improves breathing by reducing nasal airflow resistance. It can be effective in providing temporary relief for nasal congestion, reducing snoring and reducing breathing difficulties due to a deviated nasal septum. In 2000, the Company expanded its Breathe Right product line to include mentholated vapor strips for colds that are sized for the entire family, and nasal strips for children that are available in multiple colors. Breathe Right with mentholated vapor strips were introduced in selected overseas markets in 2001.

              The Company further extended the Breathe Right brand in fiscal 2003 by launching Breathe Right Snore Relief throat spray. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring. Breathe Right strips open nasal passages and reduce mouth breathing that leads to snoring. These two products provide a portfolio of solutions for snoring. In addition to expanding the Breathe Right® brand and introducing other new products, the Company is exploring possibilities for acquiring new consumer health care products that have established consumer brands, particularly those that complement the Company’s drug-free, better breathing platform. The Company is also considering opportunities for licensing new products and technologies.

              The Company introduced its FiberChoice® chewable fiber tablets in March, 2000. The FiberChoice product is an orange-flavored, chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber.

              In 1999, the Company introduced its FLAIR™ equine nasal strip, a product that enables horses to breathe more easily during strenuous exercise. In March 2002, the Company established an exclusive, worldwide distribution relationship for its FLAIR equine nasal strip product with a joint venture entity comprised of Merial, LLC, an affiliate of Merck & Co., Inc. and Aventis. The Company has had limited sales of its FLAIR product to date.

              During June, 2001, the Company completed a restructuring and organizational realignment plan. The Company eliminated 20 positions across all areas for a 25% work force reduction. These actions enabled the Company to focus its resources on better leveraging the success of the Breathe Right brand, both in the United States and abroad, and operate the FiberChoice business more flexibly and efficiently.

              On January 23, 2002, the Company changed its fiscal year-end from December 31 of each year to March 31 of each year. The change in its fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cough/cold season within the same fiscal year.

Management

              The Company’s management structure is organized into strategic business teams to expand the Breathe Right and Fiber-Choice brands and to develop and launch new products: Breathe Right Brand Team; FiberChoice Team; International Team and New Business Development Team. The Company believes that its team focus enables the Company to more effectively implement its business strategies.

              Breathe Right Brand Team. The Company’s Breathe Right Brand Team is responsible for the strategic development and management of the domestic Breathe Right nasal strip business and other products that carry the Breathe Right brand name. Breathe Right nasal strip products currently represent the cornerstone of the Company’s business. The Company intends to exploit new markets and opportunities that it believes exist for its current nasal strip products and plans to commercialize potential new Breathe Right branded products. This team is responsible for developing and launching additional Breathe Right products. The Company introduced two new products in the United States during the fall of 2000 to coincide with the cough/cold season: mentholated vapor strips for colds for the entire family and nasal strips with stars for children. During 2002, the Company launched Breathe Right Snore Relief™ throat spray. This product leverages the Company’s existing position in the better breathing/snoring product category and complements existing Breathe Right offerings. In the 2003 cough/cold season, the Company intends to launch Breathe Right VaporShot!™ personal vaporizer. This product builds on the existing line of Breathe Right mentholated vapor strips for colds. The VaporShot! product gives consumers a drug-free breathing solution that can be used in the daytime, complementing the Breathe Right nasal strips, which are generally used to relieve nighttime breathing conditions. VaporShot! works by dropping an effervescent tablet into hot water in the VaporShot! cup with a customized lid. The VaporShot! cup delivers an intense shot of mentholated vapors that instantly relieves congested noses.

              FiberChoice Team. The Company introduced FiberChoice® chewable fiber tablets in March, 2000. The FiberChoice Team is responsible for the strategic development and management of the FiberChoice chewable fiber supplement business.

              International Team. The Company began shipping Breathe Right® nasal strips to new distributor partners in Europe, Australia and Japan during 2000. Breathe Right mentholated vapor strips for colds were introduced in selected overseas markets in 2001. In 2003, the Company introduced Breathe Right nasal strips for kids in Japan and Italy and introduced Breathe Right Snore Relief™ throat spray in the UK. The Company intends to expand the distribution of Breathe Right Snore Relief throat spray into several more countries during fiscal 2004. The International Team is responsible for developing and managing the Company’s overseas business and its relationships with distributors and representatives in international markets. See Item 1, “International Distribution.”

              New Business Development Team. The New Business Development Team is committed to the expansion of the Company’s product base through the development, acquisition or licensing of promising consumer health care products. The New Business Development Team is responsible for identifying and evaluating potential new products, inventions and other business prospects that will enable the Company to achieve its long-term growth and profit objectives, including opportunities for the acquisition of established product lines.

Products

              Breathe Right Nasal Strips. The Breathe Right nasal strip is a nonprescription, single-use disposable device that improves breathing by opening the nasal passages. The Company has 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Breathe Right nasal strip for improvement of nasal breathing, temporary relief of nasal congestion, elimination or reduction of snoring and temporary relief of breathing difficulties due to a deviated nasal septum. See Item 1, “Government Regulation.” Breathe Right nasal strips come in tan, clear, mentholated and stars-for-kids varieties.

              The Breathe Right nasal strip includes two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any drugs, thereby avoiding any medicinal side effects. The Breathe Right nasal strip is offered in three sizes (kids, small/medium and large) to accommodate the range of nose sizes. The Breathe Right nasal strip is packaged for the consumer market in various quantities ranging between 10 to 38 strips per box. The Company believes that Breathe Right nasal strips are priced less than medicinal decongestants on a daily or nightly basis at retail prices ranging between $3.99 and $11.99 per box.

              The Company expanded the Breathe Right nasal strip line with the introduction of Breathe Right nasal strips with mentholated vapors and Breathe Right nasal strip for kids in 2000. In March 2000, the Company licensed the Vicks® trademark from The Proctor & Gamble Company for use with the mentholated nasal strip product. Effective July, 2003 the Vicks trademark will no longer be used. The mentholated vapor strip uses traditional Breathe Right strip technology but contains a soothing mentholated aroma for additional relief. The mentholated vapors are released when the strip surface is rubbed. The Company believes that its mentholated vapor strip product has increased the Company’s customer base for nasal strip products by more clearly communicating that Breathe Right nasal strips can ease the congestion associated with the common cold. The kids’ strips are sized specifically to fit children and include a brightly-colored version and a mentholated version.

              Breathe Right® Brand Products. Breathe Right saline nasal spray is a non-habit forming, drug-free product that restores moisture to comfort and soothe dry, irritated nasal passages due to colds, allergies, dry air (low humidity), air pollution and the overuse of nasal decongestants. Breathe Right Snore Relief™ throat spray is a drug-free product that addresses a different cause of snoring than nasal strips and lubricates and soothes dry throats while a natural astringent firms loose tissues to reduce the vibrations that produce snoring. This product leverages the Company’s existing position in the better breathing/snoring product category and complements existing Breathe Right product offerings. The Company intends to introduce additional non-nasal strip products in the future that carry the Breathe Right brand name to extend the product line. For example, the Company intends to launch a new product during the fall 2003 cough/cold season — Breathe Right
VaporShot!™ personal vaporizer. This product builds the Company’s existing line of Breathe Right mentholated vapor strips for colds. Breathe Right VaporShot! personal vaporizer works by dropping an effervescent tablet into hot water in the customized VaporShot! cup which delivers an intense shot of mentholated vapors that instantly relieves congested noses. This product leverages the Company’s existing position in the better breathing product category and complements existing Breathe Right product offerings.

              FiberChoice® Chewable Fiber Tablets. The Company introduced its FiberChoice chewable fiber tablets in March, 2000. FiberChoice is an orange-flavored, chewable tablet that offers consumers an effective, convenient, good-tasting way to supplement their daily intake of dietary fiber. The tablets contain four grams of fiber per dose and provide more than twice the amount of fiber per dose versus other convenient fiber supplements. The active ingredient in FiberChoice tablets is inulin, a natural fiber source. Inulin is also a prebiotic that helps promote the growth of healthy intestinal tract bacteria. FiberChoice tablets can be taken without water and have been clinically proven to be as effective as powder alternatives. The product is available in both regular and sugar-free varieties and is packaged in 90-count and 36-count bottles and 10-count tubes.

Markets

              Breathe Right Brand Product Line. The Breathe Right brand of products includes Breathe Right nasal strips, Breathe Right saline nasal spray and Breathe Right Snore Relief throat spray. The Company intends to expand the Breathe Right brand in 2003 during the fall cough/cold season with the introduction of its Breathe Right VaporShot! personal vaporizer.

              Air impedance in the nose accounts for approximately one-half of the total airway resistance involved in the respiratory system (i.e., one-half of the energy required for breathing). If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people who have a common cold, allergies and sinusitis and by those who experience nasal obstruction due to a deviated nasal septum. The Company believes that people with chronic conditions such as snoring or allergies or with structural problems such as deviated septa may be more predisposed to use Breathe Right products on a regular or daily basis, while seasonal sufferers are likely to use Breathe Right products as needed. These chronic conditions are aggravated when people have nasal congestion, thus increasing the opportunity for usage and consumer trial during the cough/cold season. People suffering from these conditions are currently the primary users of the Company’s Breathe Right products and are the main targets of its advertising.

              In 1999, the Company began to emphasize the Breathe Right nasal strip position as a product that provides instant, drug-free relief for those suffering from nasal congestion and other symptoms due to the common cold, allergies and sinusitis. The Company’s advertising emphasizes the ability of Breathe Right nasal strips to provide immediate relief from nasal congestion due to colds, and in a separate campaign, it promotes both Breathe Right nasal strips and Breathe Right Snore Relief throat spray as solutions for snoring.

The Company’s marketing efforts capitalize on the benefits of Breathe Right® products to consumers in various, and often overlapping, consumer market segments:

•	Nasal Congestion Relief. Most Americans suffer some nasal congestion annually as a result of the common cold. Nasal congestion as a result of allergies affects approximately 35 million Americans. The Company believes that Breathe Right nasal strips are often used as either an alternative or as an adjunct to decongestant drugs (including nasal sprays and oral decongestants). This broad cough/cold/allergy market represents significant potential for the Breathe Right brand. In 1999, the Company commenced marketing efforts aimed at repositioning the Breathe Right nasal strip as a product that provides relief for the common cold. In the fall of 2000, this repositioning as a product for colds was reinforced by the introduction of Breathe Right mentholated vapor strips for colds. At the same time, the product line was extended into children’s sizes, with a brightly colored “stars” strip and a Kid Strip with mentholated vapors.

•	Snoring Relief. Based on results from clinical trials, Breathe Right products were effective in reducing snoring loudness in approximately 85% of the participants. This market remains very important to the Company since approximately 37 million people snore regularly, while another 50 million people snore occasionally. The Company believes that snorers can be targeted effectively and directly through relationship marketing efforts as well as through broad-based advertising.

•	Improved Breathing for Consumers with Deviated Septum. Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right nasal strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum.

•	Athletic Market. The Company believes that Breathe Right nasal strips make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that Breathe Right nasal strips provided physiologic advantages in ventilation and heart rate during mid-level exercise. Other exercise physiology studies have been conducted and add to the substantiation of the positive effects of Breathe Right nasal strips during exercise. The Company continues to use athletes to endorse Breathe Right nasal strips to increase the visibility of the product, which leads to greater awareness of the product and the Breathe Right brand.

              FiberChoice® Chewable Fiber Tablets. Approximately 10 million U.S. households annually purchase bulk fiber products, primarily to promote regularity and improve digestive health. The bulk fiber category represents approximately $325 million in U.S. retail sales. The Company believes there is a significant opportunity to expand this category due to both the aging of the baby-boomer generation and the marketing of a better consumer solution to existing dietary fiber products–FiberChoice chewable fiber tablets. As people age, they frequently develop digestive problems. People over 55 years old are three times more likely to purchase a bulk fiber supplement than those younger than 55. The first year the baby-boom generation turned 55 was in 2001. This generation is generally more active and demanding than their parents. These consumers search for solutions that do not hamper their active lifestyles. Additionally, most Americans only get 10-15 grams of fiber a day, while experts recommend 25-30 grams daily. The Company believes that its FiberChoice chewable fiber tablet represents such a solution in that it provides an effective, convenient and good-tasting alternative for supplementing dietary fiber intake. The tablets provide four grams of fiber per dose and can be taken anytime and anywhere, with or without water.

Business Strategies

              The Company’s business strategy includes attempting to increase sales of its Breathe Right® nasal strip and other Breathe Right brand products through advertising, expanding its Breathe Right product line with value added line extensions like Breathe Right mentholated vapor strips for colds and children’s nasal strips, maximizing the potential of recently introduced products and successfully introducing new products with an emphasis on drug-free, better breathing such as the Company’s Breathe Right Snore Relief™ throat spray and Breathe Right VaporShot!™ personal vaporizer.

              Increasing New Consumer Product Trial and Increasing Product Usage. The Company uses a combination of advertising, sampling, promotions, public relations and celebrity endorsements to increase consumer awareness and to encourage consumer trial of the Breathe Right nasal strip. In 1999, the Company began to increase its emphasis on positioning the Breathe Right nasal strip as a product that provides instant, drug-free relief for those suffering from nasal congestion and other breathing conditions such as the common cold, allergies and sinusitis. The Company’s advertising introduced Breathe Right mentholated vapor strips for colds, emphasizing the ability of Breathe Right nasal strips to provide instant, drug-free relief from nasal congestion. In 2001, the Company began separately advertising Breathe Right nasal strips as a product that provides drug-free relief from nasal congestion and for snoring.

              Marketing New Breathe Right Brand Products. The Company believes that the Breathe Right brand name is one of its most valuable assets. In 1998, the Company introduced Breathe Right saline nasal spray. The Company has also expanded the Breathe Right product line to include mentholated vapor strips for colds and nasal strips for children, both of which were introduced during the fall of 2000 in order to coincide with the cough/cold season. In the 2002 cough/cold season the Company launched Breathe Right Snore Relief throat spray. This product leverages the Company’s existing position in the better breathing/snoring product category and complements existing Breathe Right offerings. In the 2002 cough/cold season, the Company intends to launch Breathe Right VaporShot! personal vaporizer. This product also leverages the Company’s existing position in the better breathing product category and complements existing Breathe Right offerings.

              Expanding Company Presence in International Markets. The Company believes that there is significant market potential for its products outside the United States. The Company is devoting significant resources to the development of its international business. The Company entered into agreements with new distributors and representatives for the distribution of the Company’s nasal strip products in Japan, Australia and a number of major markets in Europe in 2000 and in Hong Kong in 2001. The Company is considering additional distributors and representatives for distribution of its nasal strip products in international markets. During 2001, the Company launched its Breathe Right mentholated vapor strips for colds in some international markets in conjunction with each market’s cough/cold season. During fiscal 2003, the Company test-marketed Breathe Right nasal strips in China. The Company intends to launch Breathe Right Snore Relief throat spray in Canada, Italy and Spain in fiscal 2004. The Company believes that the network that it has established for the international distribution of Breathe Right nasal strips will also enable the Company to build its international marketing and distribution capacity for other products. See Item 1, “International Distribution.”

              Acquiring, Developing and Marketing New Products. The Company plans to take advantage of its position as the drug-free, better breathing company and its marketing and distribution strengths by acquiring, developing or licensing the rights to new products that it believes have merit and bringing them to market. The FiberChoice® chewable fiber tablet was launched in March, 2000 and the FLAIR™ equine nasal strip was introduced in 1999. Breathe Right Snore Relief throat spray was launched during the fall of 2002 and Breathe Right VaporShot! personal vaporizer will be launched in the second quarter of fiscal 2004. See Item 1, “Marketing Strategies.” In addition, the Company is evaluating opportunities for licensing new products and acquiring product lines that have an established base of consumer acceptance.

Marketing Strategies

              Breathe Right® Nasal Strips. The Company’s marketing efforts for Breathe Right products are directed to different consumer markets — the nasal congestion market and the snoring market. The Company has primarily used television advertising to market its products. The Company’s advertising focuses on the Breathe Right brand benefits of providing instant, drug-free relief from nasal congestion and snoring. The Company also uses product promotion programs, such as sampling, coupons and public relations activities to encourage product trial and repeat purchases. Introduction of the Breathe Right mentholated vapor strips for colds has aided in expanding the Company’s penetration into this significant market. Marketing communications are generally designed to promote trial of Breathe Right brand products by increasing consumer awareness of the benefits of each product. In January 2003, the Company concluded a highly successful promotion for Breathe Right nasal strips and Breathe Right Snore Relief™ throat spray by having NFL wide receiver Jerry Rice select the loudest snorer in the Company’s “NFL’s Loudest Snorer” contest.

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

              Because Breathe Right nasal strips are sold as a consumer product, sales of the product will depend in part upon the degree to which the consumer is aware of the product and is satisfied with its use, which also influences repeat usage and word of mouth referrals. The most recent research data collected by a nationally recognized consumer market research firm indicated that approximately 35% of those in the United States who had purchased Breathe Right nasal strips have purchased additional product in the same year.

              FiberChoice® Chewable Fiber Tablets. The Company’s marketing efforts for FiberChoice tablets are directed toward all consumers who don’t get enough fiber in their diet. In 2002, the Company tested a new advertisement in four focused markets that simply states how busy people usually don’t get the fiber they need from their diets and that FiberChoice tablets offer at least twice as much fiber per dose than any other convenient fiber supplement. During fiscal 2003, the Company expanded its successful four-market advertising test to thirteen markets. The Company intends to broaden the FiberChoice brand marketing efforts to 68% of the United States in fiscal 2004.

New Products Strategy

              The Company is committed to the future expansion of its product base through the acquisition and development of unique consumer health care products and technologies that have good market potential, particularly those that complement the Company’s drug-free, better breathing platform. The Company routinely evaluates the merit of product concepts and acquisition opportunities and, from time to time, may acquire or license the rights to products which it believes could successfully be sold through the Company’s established distribution channels. The Company also seeks to extend the Breathe Right brand awareness through licensing to other better breathing products in new categories. The Company intends to launch a new product during the fall 2003 cough/cold season–Breathe Right VaporShot!™ personal vaporizer. This product will leverage the Company’s existing position in the better breathing category and complement existing Breathe Right offerings.

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

Domestic Distribution

              Breathe Right® nasal strips, Breathe Right saline nasal spray, Breathe Right Snore Relief™ throat spray and FiberChoice® chewable fiber tablets are sold primarily as consumer products in mass merchant stores, drug stores, grocery stores, warehouse clubs and military base stores in the United States. The Company sells its products through a direct sales force that concentrates on serving certain key retail accounts as well as through a network of independent sales representatives referred to in the industry as brokers. The Company uses direct sales people and brokered sales forces who call on the mass merchant, chain drug, and grocery accounts and the wholesalers who serve primarily the independent drug stores and many of the grocery stores in the United States.

              Breathe Right nasal strips are typically positioned in the cough, cold and allergy sections of stores because they provide benefits similar to those obtained with other decongestant products. Breathe Right saline nasal spray is also usually positioned in the same section of the store as Breathe Right nasal strips since the products are typically used by those suffering from congestion, allergies and colds. Breathe Right Snore Relief throat spray is also usually positioned in the cough/cold section of stores, adjacent to Breathe Right nasal strips. FiberChoice chewable tablets are positioned in the bulk fiber and laxative sections of stores.

              The Company’s retail customers include national chains of mass merchants, drug stores and grocery stores such as Wal-Mart, Kmart, Target, Eckerd, Walgreens, RiteAid, CVS, Kroger and Albertson’s and warehouse clubs such as Sam’s Club and Costco, as well as regional and independent stores in the same store categories. In fiscal 2003, Wal-Mart accounted for approximately 25% of sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could disrupt distribution of the Company’s products.

International Distribution

              From August of 1995 through September of 1999, The 3M Company (“3M”) was the exclusive distributor of the Company’s Breathe Right nasal strip products outside the United States and Canada. The contractual relationship with 3M produced less than anticipated results in international markets. The Company believed that international markets required an increased level of focus, advertising and promotion to reach their potential. On September 30, 1999, the Company and 3M agreed to terminate the existing distribution agreement in a manner that enabled the Company to take a direct and immediate role in the sale, marketing and distribution of its nasal strip products in international markets. As part of the agreement, 3M also agreed not to sell any nasal dilator devices for a period of two years, which period ended on June 30, 2002.

              In 2000, the Company established a broad-ranging international distribution system for the Breathe Right nasal strip business that consists of both sales representatives and reselling distributors. The Company has established relationships with distributors in Canada, Australia, Japan, Hong Kong, China and most of the major markets in Europe. The Company is also pursuing additional distribution opportunities. Sales are supervised by the Company from its Minnesota headquarters and by CNS International, Inc., a wholly-owned domestic subsidiary with one business manager in Europe. The business manager supervises and coordinates the activities of the distributors and sales representatives in Europe. Distributors are appointed largely on an exclusive basis, with territories consisting of one or more countries, and it is expected that this pattern will continue. The Company retains control over the packaging and advertising in all territories. Most shipments are made in bulk, either to reselling distributors who package for the local market, or to warehouse facilities abroad, where final packaging is arranged by the Company directly before shipment to retailers.

Manufacturing and Operations

              The Company currently subcontracts with multiple manufacturers to produce Breathe Right® nasal strips, Breathe Right saline nasal spray, Breathe Right Snore Relief™ throat spray and FiberChoice® chewable fiber tablets. The Company does no in-house product production. These contract manufacturers provide full turnkey service and ship product to the Company that is completely packaged ready to be sold to retailers or provide semi-finished goods to the Company that require final packaging.

              Each of the manufacturers makes Breathe Right nasal strips to the Company’s specifications using materials specified by the Company. The contract manufacturers have all entered into confidentiality agreements with the Company to protect the Company’s intellectual property rights. Company quality control and operations personnel regularly inspect the contract manufacturers to observe processes and procedures in an attempt to ensure compliance with FDA Good Manufacturing Practice Standards. Finished goods are also inspected to ensure that they meet quality requirements. The Company works closely with its material vendors and contract manufacturers to reduce scrap and waste, improve efficiency and improve yields to reduce the manufacturing costs of the product. The Company has received certification that it has established and maintains a quality system which meets the requirements of ISO 9001:2000/EN 46001.

              To ensure consistent quality and supply, the Company has multi-year contracts with manufacturers that purchase most of the major components for the Breathe Right nasal strips directly from 3M. In 2001, the Company entered into a multi-year contract with 3M that provides for consistent supply, adherence to specifications and pricing. Although similar materials are currently available from other suppliers, the Company has historically utilized 3M components in its products. Although the Company believes that this relationship will not be disrupted or terminated, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost-effective manner could adversely affect the Company’s operations until new sources of these components become available, if at all.

Competition

              Breathe Right Nasal Strips. The market for decongestant products is highly competitive. The Company’s competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products sold over the counter, other nasal sprays and external nasal dilators, while competition in the snoring remedies market also consists primarily of nasal dilators, throat sprays, herbs, supplements and homeopathic remedies. Although the Company is currently the leading manufacturer of external nasal dilation products, Schering Plough Corp. entered the market in September, 1998 with an external nasal dilation device. Schering Plough Corp. recently sold its nasal strip business to Aso Corp., a subsidiary of Aso International of Japan. In May 2003, Aso Corp. announced it was acquiring the marketing, sales and distribution of Schering Plough’s nasal strip device effective June 3, 2003. Other companies have also entered the nasal dilation market with private label products. Many of the companies that compete with the Breathe Right nasal strip and other Breathe Right products have significantly greater financial and operating resources than the Company. The Company has developed and implemented marketing strategies aimed at minimizing the impact of competitive products. As a result of these strategies and other steps taken by the Company, the Breathe Right nasal strip has maintained approximately 90% of the nasal dilator market despite the entry of other competitors into the market place.

              The patents owned and licensed by the Company on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products similar to the Breathe Right nasal strip in the United States and major international markets. The Company intends to aggressively enforce its patent rights covering the Breathe Right nasal strip and has engaged in litigation to protect its patent rights.

              There can be no assurance that potential competitors will not be able to develop nasal dilation products which circumvent the Company’s patents. In addition, external nasal dilator products compete in the consumer markets with decongestant and sinus relief products and snoring remedies in many international markets where the Company does not yet have, and may not in the future have, patent protection on the Breathe Right® nasal strip.

              FiberChoice® Chewable Fiber Tablet. The market for dietary fiber supplements is highly competitive and dominated by large companies with resources greater than the Company’s and established brands, such as Metamucil®, Citrucel® and FiberCon®. The Company believes that its FiberChoice chewable fiber tablet is a unique product with significant market potential that offers consumers an effective, convenient and good-tasting alternative to existing products with more fiber per dose than any other convenient fiber supplement. The technology of the FiberChoice chewable fiber tablet is currently protected by one issued U.S. patent with other U.S. and international patents pending.

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

              Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application (“PMA”). A 510(k) clearance will be granted if the submitted data establish that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) approvals to market the Breathe Right nasal strip as a device that can (i) temporarily relieve the symptoms of nasal congestion and stuffy nose, (ii) eliminate or reduce snoring, (iii) improve nasal breathing by reducing nasal airflow resistance, and (iv) temporarily relieve breathing difficulties due to a deviated nasal septum. Nasal dilators have since been classified by the FDA as Class I devices and exempt from pre-market notification.

              The Company’s FiberChoice product is considered to be a dietary supplement and is regulated under the Federal Food, Drug, and Cosmetic Act as amended by the Dietary Supplement Health and Education Act “DSHEA” of 1994, and under the Fair Packaging and Labeling Act. There is generally no requirement that a company obtain a license or approval from FDA before marketing dietary supplements in the United States. The FDA is developing regulations for certain provisions of the DSHEA which will be published as final rules in the Federal Register.

              Sales of the Company’s products outside the United States are subject to regulatory requirements that vary widely from country to country. The Company has selected a third party to act as an “Authorized Representative” in the European Union. The Company believes that it has the necessary documentation to support affixing the “CE” mark, an international symbol of quality and compliance with applicable European medical device directives, to the Company’s Breathe Right® nasal strips in Europe. Regulatory approvals have also been obtained for the Breathe Right nasal strip in Australia and additional approvals in other jurisdictions will be sought by the Company as needed for all of its products.

              No assurance can be given that the FDA or state or foreign regulatory agencies will give on a timely basis, if at all, the requisite approvals or clearances for additional applications for the Breathe Right nasal strip or for any of the Company’s other products. Moreover, after clearance is given, the Company is required to advise the FDA and these other regulatory agencies of modifications to its products. These agencies have the power to withdraw the clearance or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of the Company’s products. Furthermore, federal, state and foreign regulations regarding the manufacture and sale of medical devices and other products are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

              The Company is also subject to substantial federal, state and local regulation regarding occupational health and safety, environmental protection, hazardous substance control, waste management and disposal, among others.

Patents, Trademarks and Proprietary Rights

              The Company has registered trademarks, owns several patents and pending patent applications, and has a number of patents through licenses which are used in connection with its business. Some of these patents and licenses cover significant product formulations, methods and designs for the Company’s current and possible future products. The Company believes its trademarks are important as protection for the Company’s image in the marketplace. The Company’s success is and will continue to be dependent upon the existence of and ability to protect its patents, trademarks and those under its licenses and the Company intends to take such steps as are necessary to protect its intellectual property rights.

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

              The Company entered into license agreements pursuant to which the Company acquired from the licensors the exclusive worldwide rights to manufacture and sell the Breathe Right nasal strip in its various versions and the FiberChoice® chewable fiber tablet. Specifically, the Company has the exclusive right pursuant to those license agreements to manufacture, sell and otherwise practice any invention claimed in the licensors’ patents issued in any country, including those that issue on pending applications. The Company is obligated to pay royalties to the licensors based on sales of the products typically including certain minimum royalty amounts in order to maintain its exclusivity.

              The original licensor of the Breathe Right nasal strip has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the Breathe Right nasal strip technology. Seven of these patent applications have resulted in issued patents in the United States, including one with claims that cover the single-body construction of the Breathe Right® nasal strip. The licensor of the Breathe Right nasal strip also has one patent application which is currently pending. In addition, that licensor has obtained patent protection on the Breathe Right nasal strip in several foreign countries and has various applications pending which seek further patent protection in these and a number of additional countries. The later licensor of the Breathe Right mentholated vapor strip has filed several patent applications with the U.S. Patent and Trademark Office as well as international patent offices resulting in both issued and pending applications. The Company, in addition to the patents and patent applications pending in the U.S. mentioned above, has filed corresponding patent applications seeking protection in several foreign countries to protect certain rights to nasal dilation technology that it acquired.

              The licensor of the FiberChoice® chewable fiber tablet has one issued U.S. Patent and other issued and pending international patents seeking patent protection for different aspects of this product.

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

              The Company has engaged in litigation to enforce its patent rights relating to the Breathe Right nasal strip. In 1999, the Company brought a suit in federal district court to enforce one of the licensed nasal strip patents containing the broadest claims and providing the most comprehensive protection. In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office (the “Patent Office”) of the Company’s primary licensed patent. On September 29, 2000, the Patent Office issued an Office Action in Reexamination and rejected certain of the claims. Other claims that were not subject to reexamination remain in effect. The Company has joined the licensor in the exercise of its right to contest the action of the Patent Office and has provided reasons that it believes establish that the claims should not have been rejected. The Company and its licensor are also seeking to amend certain claims to provide the Company with additional protection under the patent. The final outcome of the reexamination by the Patent Office is therefore uncertain. Although an adverse ruling from the Patent Office would narrow the protection available for nasal dilators and limit the breadth of the Company’s patent protection, the Company believes that its current portfolio of both pending patent applications and newly issued patents will enable it to maintain significant patent protection for its nasal strip products.

              The Company has registered its Breathe Right and FiberChoice trademarks in the United States and in several foreign countries and is seeking further registration of those trademarks and other trademarks.

              The Company has one patent pending for Breathe Right Snore Relief™ throat spray and two patents pending for the Breathe Right VaporShot!™ vaporizer technology. Both Snore Relief and VaporShot! are trademarks of the Company and their registrations are pending.

Employees

              At June 13, 2003, the Company had 53 full-time employees and 4 part-time employees, of whom 15 were engaged in operations, 22 in general administration, and 20 in marketing and sales. There are no unions representing Company employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

EXECUTIVE OFFICERS OF THE COMPANY

              The following table sets forth the names and ages of the Company’s current Executive Officers together with all positions and offices held with the Company by such executive officers. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified.

Name and Age	Office

Daniel E. Cohen (50)	Chairman of the Board and Director

Marti Morfitt (45)	President, Chief Executive Officer and Director

Marcia O’Brien (47)	Interim Chief Financial Officer

Milton Anderson, Ph.D (52)	Vice President of Product Development
and Regulatory

John J. Keppeler (41)	Vice President of Worldwide Sales

Linda Kollofski (50)	Vice President of New Business Development

John Kundtz (41)	Vice President of Marketing

Larry R. Muma (52)	Vice President of Operations

Carol J. Watzke (55)	Vice President of Consumer Strategy

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

              Marcia O’Brien has served as the Company’s Interim Chief Financial Officer since March 31, 2003. From 1985 to 2002, Ms. O’Brien served as Executive Vice President and Chief Financial Officer of Signal Financial Corporation, a $1.1 billion bank holding company based in Minnesota that was acquired by Associated Bank in 2002. Prior to Signal, she served as a senior manager at accounting firm KPMG, as well as a senior auditor at Deloitte & Touche. Ms. O’Brien is a certified public accountant.

              Milton Anderson, Ph.D has served as the Company’s Vice President of Product Development and Regulatory since 1998, Vice President of Clinical and Regulatory Affairs from 1994 to 1998, and Vice President of Research and Development from 1990 to 1994. He has served in various other capacities since joining the Company in 1984, including Director of Applications Research and Director of Research and Development. Prior to joining the Company in 1984, Dr. Anderson was an Assistant Professor at the University of Minnesota’s College of Pharmacy.

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

              Linda Kollofski has served as the Company’s Vice President of New Business Development since November of 2002. Prior to joining the Company in 2002, Ms. Kollofski was principal of Linda K. Consulting, Inc. from October of 1994 to October of 2002. Ms. Kollofski provided marketing expertise to various Pillsbury brands including Hagen-Daz, Totino’s and Green Giant as well as to Telex Communications, Hazeldon Foundation publishing business and the Company’s FiberChoice business. Previously, Ms. Kollofski served in senior marketing and new business development positions with the Hazeldon Foundation, Dow Brands, Pillsbury and Munsingwear.

              John Kundtz has served as the Company’s Vice President of Marketing since July of 2002. From 2001 to 2002, Mr. Kundtz served as Vice President, Strategic Marketing for Eagan, MN based West Group, a division of The Thompson Corporation, the nation’s leading legal information company. From 1987 to 2000, Mr. Kundtz served in a series of senior marketing and management positions with the Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Vice President of Channel Development and Vice President of the Totinos brand. In addition, Mr. Kundtz co-founded Dogs Howling, Inc., which operates an upscale restaurant and entertainment venue.

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

Item 2. PROPERTIES

              The Company leases approximately 73,000 square feet of office, manufacturing and warehouse space in Eden Prairie, Minnesota. The lease expires in November of 2010 and contains a renewal option. Monthly payments on the lease are $61,766.

Item 3. LEGAL PROCEEDINGS

              From time to time, the Company may be involved in litigation that arises through the normal course of its business. As of the date of this Annual Report on Form 10-K, the Company is not a party to any litigation the Company believes could reasonably be expected to have a material adverse effect on its business or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

              The Company’s Common Stock has been traded on The Nasdaq Stock Market under the symbol “CNXS” since April 8, 1994. The following table sets forth the high and low last sale prices of the Company’s Common Stock for the period indicated which cover the Company’s fiscal years ending March 31, 2003 and December 31, 2001 and the transition period of January 1, 2002 to March 31, 2002.

Fiscal Year Ended March 31, 2003	High	Low

Quarter Ended March 31, 2003	7.19	5.87
Quarter Ended December 31, 2002	6.79	5.08
Quarter Ended September 30, 2002	6.15	5.00
Quarter Ended June 30, 2002	7.11	5.54

Transition Period	High	Low

Quarter Ended March 31, 2002	6.92	4.90

Fiscal Year Ended December 31, 2001	High	Low

Quarter Ended December 31, 2001	5.95	3.66
Quarter Ended September 30, 2001	5.13	3.15
Quarter Ended June 30, 2001	6.08	3.25
Quarter Ended March 31, 2001	5.13	3.50

              On June 13, 2003, the last sale price of the Common Stock was $8.40 per share.

Shareholders

              As of June 13, 2003, there were approximately 700 owners of record of Common Stock and an estimated 7,000 beneficial holders whose shares were registered in the names of nominees.

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

Information Regarding Equity Compensation Plans

              The following table sets forth information regarding the Company’s equity compensation plans in effect as of March 31, 2003. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by stockholders	2,084,504		$4.58		86,710

Equity compensation plans not
approved by shareholders	-0	-	-0	-	-0	-

Totals	2,084,504		$4.58		86,710

              The equity compensation plans approved by CNS, Inc. shareholders are the 2000 Stock Option Plan, the 1994 Amended Stock Plan, the 1990 Stock Plan and the 1987 Employee Incentive Stock Option Plan. No shares remain available for future awards under any of the 1994, 1990 or 1987 Plans.

              The Company also maintains a 1989 Employee Stock Purchase Plan, participation in which is available to substantially all of the Company’s employees. Participating employees may purchase the Company’s common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the period. The six-month participation period runs from January 1 to June 30 and from July 1 to December 31 each year. Employees may contribute up to 10% of their base compensation to the plan subject to certain IRS limits on stock purchases through the plan. This plan has been approved by the Company’s shareholders.

Item 6. SELECTED FINANCIAL DATA

              The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this Report. The Consolidated Statements of Operations and Balance Sheet data presented below as of and for the years ended December 31, 1998 through March 31, 2003 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Report, which have been audited by KPMG LLP, independent certified public accountants.

FINANCIAL HIGHLIGHTS
(In thousands, except per share amounts)

	Years ended
	Mar 31	Dec 31	Dec 31	Dec 31	Dec 31

	2003	2001	2000	1999	1998

Net sales	$79,075	$76,242	$61,777	$38,409	$49,037
Operating income (loss)	9,639	(1,225)	(17,843)	(18,696)	701
Net income (loss)	6,516	81	(15,660)	(13,756)	2,982
Diluted net income (loss) per share	$0.46	$0.01	$(1.09)	$(0.89)	$0.16

Working capital	$45,266	$32,712	$32,507	$50,183	$72,025
Total assets	65,375	50,618	56,344	65,337	84,963
Stockholders’ equity	49,054	36,612	36,937	53,584	75,866

19

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

              The following discussion of the financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Fiscal 2001 and 2000 amounts have been restated to give effect to the adoption on January 1, 2002 of the provisions of EITF Issue No. 01-9. These new accounting standards had no impact on the Company’s net income; however, they did require reclassification of certain promotional costs. In this discussion, our fiscal years ended March 31, 2003; December 31, 2001 and 2000 are referred to as fiscal year 2003, 2001 and 2000, respectively. In the opinion of the Company’s management, the quarterly unaudited information set forth below has been prepared on the same basis as the audited financial information, and includes all adjustments (consisting only of normal, recurring adjustments) necessary to present this information fairly when read in conjunction with the Company’s consolidated financial statements and notes thereto.

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

              In August 1995, the Company signed an exclusive international distribution agreement with the 3M Company (“3M”) to market Breathe Right nasal strips outside the U.S. and Canada. On September 30, 1999, the Company and 3M amended the distribution agreement in a manner that enabled the Company to regain control of the marketing, sales and distribution of Breathe Right nasal strips in international markets. In exchange for the one-time contract termination fee, the international distribution agreement with 3M terminated on June 30, 2000. During 2000, the Company established an international distribution network that consists of both sales representatives and reselling distributors and reintroduced nasal strips in Europe, Japan and Australia.

              In July 1996, U.S. Utility Patents were issued covering the basic invention of the Breathe Right nasal strip and additional elements incorporated in the product. During 1997, the Company became aware of a foreign reference to a nasal dilator, not commercially available. During 2000, the U.S. Patent and Trademark Office (“Patent Office”) reexamined the Company’s primary licensed patent and rejected certain claims. The Company has joined its licensor in the exercise of its right to contest the action of the Patent Office. The Company and its licensor have amended and are also seeking to further amend certain claims to provide the Company with additional protection under the patent. The final outcome of the reexamination is uncertain. Although an adverse ruling could narrow the range of protection available for nasal dilators and limit the breadth of the Company’s patent protection, the Company believes that its current portfolio of both pending patent applications and issued patents will enable it to maintain significant patent protection for its nasal strip products.

              Beginning in 1998, the Company strengthened its management team to add consumer packaged goods and new products experience. The Company also formed teams to focus on individual product lines. The Company completed positioning research work to expand the Breathe Right® brand and developed a road map for new product development. During 1999 and 2000, the Company invested aggressively in marketing, selling and product development expenses to build the Breathe Right brand and launch additional products.

              In 2000, the Company expanded its domestic Breathe Right product line to include nasal strips for colds with mentholated vapors that are sized for the entire family and nasal strips for children that are available in multiple colors. Breathe Right nasal strips for colds with mentholated vapors were introduced in selected overseas markets in 2001.

              During 2000, the Company launched FiberChoice® chewable fiber tablets. The tablets are positioned in the bulk fiber supplement market and give the Company an entry into the digestive health products market. FiberChoice chewable fiber tablets can be taken without water and have been clinically proven to be as effective as powder alternatives.

              In 2001, the Company streamlined and realigned the Company’s resources to better match its strategic goals and to focus on building the core businesses. The Company recorded a special charge related to costs associated with this plan. Approximately 25% of the workforce, from throughout the organization, was eliminated. These cost-cutting actions were expected to result in annual savings of approximately $2 to $2.5 million. The cost savings relating to this plan were realized beginning in July of 2001.

              In 2002, the Company changed its fiscal year-end from December 31 to March 31. The change in its fiscal year end aligns the Company’s financial reporting with its business and customer planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cough/cold season within the same fiscal year. The first period to be reported in 2002 was a three-month stub period ending March 31, 2002. Fiscal 2003 is from April 1, 2002 through March 31, 2003.

              In fiscal 2003, the Company continued to expand its Breathe Right product line by launching Breathe Right Snore Relief™ throat spray. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring. Breathe Right strips open nasal passages and reduce the mouth breathing that leads to snoring. These two products provide a portfolio of solutions for snoring.

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

              The Company’s critical accounting policies include the following:

              Sales Returns and Other Allowances, and Allowance for Doubtful Accounts. Revenue from sales is recognized at the time products are shipped less estimated sales returns, certain promotional costs and other allowances. Management must make estimates of potential future product returns and other allowances related to current period revenue. Management analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The Company has established a reserve of $1.4 million for future sales returns and other allowances as of March 31, 2003. Similarly, management must make estimates of the uncollectability of accounts receivables. Management specifically analyzes customer account balances, historical bad debts, current economic trends and changes in the timing of customer payments. The balance of accounts receivable was $11.0 million, net of the allowance for doubtful accounts of $330,000 as of March 31, 2003.

              Inventory Valuation. Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. The Company analyzes the cost and the market value of inventory items and establishes the appropriate valuation reserves. The Company has established a reserve of $667,000 as of March 31, 2003. Management believes that the inventory valuation results in carrying inventory at the lower of cost or market.

              Accounting for Income Taxes. As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Based on the level of historical taxable income and projections of future taxable income for the periods, in which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has eliminated the valuation allowance of $9.1 million against the net deferred tax assets as of March 31, 2002.

              Valuation of Product Rights. Management assesses the impairment of product rights whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important for the assessment include significant underperformance of a product line relative to projected or historical results, significant change in the market in relation to competitive products and significant negative industry or economic trends. Management currently does not believe that it is necessary to record an impairment charge at this time and that the carrying value of these assets will be recoverable.

Operating Results

              On January 23, 2002, the Company changed its fiscal year-end from December 31 to March 31. The first period to be reported in 2002 was a three-month stub period ended March 31, 2002. The change in fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cough/cold season within the same fiscal year.

              The following discussion of historical operating results compares the fiscal year ended March 31, 2003 to the previous fiscal year ended December 31, 2001 and compares the fiscal year ended December 31, 2001 to the fiscal year ended December 31, 2000. Additionally, the three-month transition period ended March 31, 2002 is compared to the same unaudited period in the prior year.

              The tables below set forth certain selected financial information of the Company and the percentage of net sales represented by certain items included in the Company’s statements of operations for the periods indicated.

              Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on the operating net income (loss) or net income (loss) for 2001 and 2000.

	Three Months Ended					Year Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Mar 31,

	2002	2002	2002	2002	2003	2003

	(In thousands)
Domestic net sales	$15,195	$12,711	$15,346	$19,088	$18,117	$65,262
International net sales	3,940	1,812	2,040	6,826	3,135	13,813

Net sales	19,135	14,523	17,386	25,914	21,252	79,075
Cost of goods sold	6,390	5,319	5,912	8,119	6,642	25,992

Gross profit	12,745	9,204	11,474	17,795	14,610	53,083

Operating expenses:
Advertising and promotion	8,796	4,115	2,881	13,407	10,527	30,930
Selling, general and
administrative	3,213	2,763	3,015	3,204	3,532	12,514

Total operating expenses	12,009	6,878	5,896	16,611	14,059	43,444

Operating income	736	2,326	5,578	1,184	551	9,639
Investment income	272	229	240	240	130	839

Income before income
taxes	1,008	2,555	5,818	1,424	681	10,478
Income tax expense (benefit)	(9,126)	1,000	2,300	550	112	3,962

Net income	$10,134	$1,555	$3,518	$874	$569	$6,516

23

	Three Months Ended				Year Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Dec 31,

	2001	2001	2001	2001	2001

	(In thousands)
Domestic net sales	$18,727	$11,448	$13,709	$16,344	$60,228
International net sales	4,741	2,922	3,340	5,011	16,014

Net sales	23,468	14,370	17,049	21,355	76,242
Cost of goods sold	8,706	5,557	6,059	7,376	27,698

Gross profit	14,762	8,813	10,990	13,979	48,544

Operating expenses:
Advertising and promotion	13,935	7,529	3,175	9,617	34,256
Selling, general and administrative	4,766	3,519	3,247	3,051	14,583
Special charges	0	1,100	0	(170)	930

Total operating expenses	18,701	12,148	6,422	12,498	49,769

Operating income (loss)	(3,939)	(3,335)	4,568	1,481	(1,225)
Investment income	362	345	269	330	1,306

Income (loss) before income taxes	(3,577)	(2,990)	4,837	1,811	81
Income taxes	0	0	0	0	0

Net income (loss)	$(3,577)	$(2,990)	$4,837	$1,811	$81

	Three Months Ended				Year Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Dec 31,

	2000	2000	2000	2000	2000

	(In thousands)
Domestic net sales	$13,210	$11,210	$14,899	$16,408	$55,727
International net sales	286	598	2,588	2,578	6,050

Net sales	13,496	11,808	17,487	18,986	61,777
Cost of goods sold	4,846	5,110	6,875	8,076	24,907

Gross profit	8,650	6,698	10,612	10,910	36,870

Operating expenses:
Advertising and promotion	10,920	4,503	7,756	16,400	39,579
Selling, general and administrative	3,915	3,470	3,756	3,993	15,134

Total operating expenses	14,835	7,973	11,512	20,393	54,713

Operating loss	(6,185)	(1,275)	(900)	(9,483)	(17,843)
Investment income	498	566	507	612	2,183

Loss before income taxes	(5,687)	(709)	(393)	(8,871)	(15,660)
Income taxes	0	0	0	0	0

Net loss	$(5,687)	$(709)	$(393)	$(8,871)	$(15,660)

24

	Three Months Ended					Year Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Mar 31,

	2002	2002	2002	2002	2003	2003

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	33.4	36.6	34.0	31.3	31.2	32.9

Gross profit	66.6	63.4	66.0	68.7	68.8	67.1

Operating expenses:
Advertising and promotion	46.0	28.3	16.6	51.7	49.5	39.1
Selling, general and
administrative	16.8	19.0	17.3	12.4	16.6	15.8

Total operating expenses	62.8	47.3	33.9	64.1	66.1	54.9

Operating income	3.8	16.1	32.1	4.6	2.7	12.2
Investment income	1.4	1.6	1.4	0.9	0.6	1.1

Income before income
taxes	5.2	17.7	33.5	5.5	2.7	13.3
Income tax expense (benefit)	(47.7)	6.9	13.2	2.1	0.5	5.0

Net income	52.9%	10.8%	20.3%	3.4%	2.8%	8.3%

	Three Months Ended				Year Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Dec 31,

	2001	2001	2001	2001	2001

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	37.1	38.7	35.5	34.5	36.3

Gross profit	62.9	61.3	64.5	65.5	63.7

Operating expenses:
Advertising and promotion	59.4	52.4	18.6	45.0	44.9
Selling, general and administrative	20.3	24.5	19.0	14.3	19.1
Special charges	0.0	7.7	0.0	(0.8)	1.2

Total operating expenses	79.7	84.6	37.6	58.5	65.2

Operating income (loss)	(16.8)	(23.3)	26.9	7.0	(1.5)
Investment income	1.5	2.4	1.6	1.5	1.7

Income (loss) before income taxes	15.3	20.9	28.5	8.5	0.2
Income taxes	0.0	0.0	0.0	0.0	0.0

Net income (loss)	(15.3)%	(20.9)%	28.5%	8.5%	0.2%

25

	Three Months Ended				Year Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Dec 31,

	2000	2000	2000	2000	2000

Domestic net sales
International net sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	35.9	43.3	39.3	42.5	40.3

Gross profit	64.1	56.7	60.7	57.5	59.7

Operating expenses:
Advertising and promotion	80.9	38.1	44.4	86.4	64.1
Selling, general and administrative	29.0	29.4	21.5	21.0	24.5

Total operating expenses	109.9	67.5	65.9	107.4	88.6

Operating loss	(45.8)	(10.8)	(5.2)	(49.9)	(28.9)
Investment income	3.7	4.8	2.9	3.2	3.5

Loss before income taxes	(42.1)	(6.0)	(2.3)	(46.7)	(25.4)
Income taxes	0.0	0.0	0.0	0.0	0.0

Net loss	(42.1)%	(6.0)%	(2.3)%	(46.7)%	(25.4)%

2003 Compared to 2001

              Net Sales. Net sales for 2003 of $79.1 million increased 3.8% over 2001 sales of $76.2 million. Domestic sales of Breathe Right® products grew to $57.9 million, representing an increase of 7.6% over 2001 sales of $53.8 million. FiberChoice® tablet sales for 2003 grew to $7.1 million from $6.4 million for the previous year, representing an increase of 10.9%, primarily as the result of expanding the advertising support to thirteen U.S. markets.

              International sales decreased by 13.8% to $13.8 million dollars compared to 2001 sales of $16.0 million. This decrease resulted from some international partners decreasing their inventory levels.

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

              Gross Profit. Gross profit was $53.1 million for 2003 compared to $48.5 million for 2001. Gross profit as a percentage of net sales increased to 67.1% for 2003 compared to 63.7% for 2001. The improvement in gross profit is due to lower product costs on products sold.

              Advertising and Promotion. Advertising and promotion expenses were $30.9 million for 2003 compared to $34.3 million for 2001. Advertising and promotion expenses as a percentage of net sales decreased to 39.1% in 2003 from 44.9% in 2001. This decrease in spending rate was the result of a planned lower support level for FiberChoice tablets.

              Selling, General and Administrative. Selling, general and administrative expenses were $12.5 million for 2003 compared to $14.6 million for 2001. Selling, general and administrative expenses as a percentage of net sales decreased to 15.8% for 2003 compared to 19.1% for 2001. This decrease was primarily the result of the corporate restructure that included a workforce reduction and that enabled the Company to streamline its resources to focus on building the core businesses.

              Investment Income. Investment income was $.8 million for 2003 compared to $1.3 million for 2001. The decrease in investment income was primarily due to a decrease in market interest rates. The Company also incurred $100,000 of interest expense relating to an IRS audit in 2003.

              Income Tax Expense (Benefit).Income tax expense was $4.0 million for 2003 compared to $0 for 2001. The Company did not recognize an income tax benefit in 2001 due to the increase in net income before tax, offset by changes in deferred tax assets, including utilization of net operating loss carryforwards for which a full valuation allowance had been established.

2001 Compared to 2000

              Net Sales. Net sales for 2001 of $76.2 million showed a 23.3% increase over 2000 sales of $61.8 million. Domestic sales of Breathe Right® products grew to $53.8 million, representing an increase of 8.9% over 2000 sales of $49.4 million. FiberChoice® tablet sales for 2001 of $6.4 million remained flat from sales of $6.4 million in 2000.

              International sales increased by 162.3% to $16.0 million compared to 2000 sales of $6.1 million. This increase was the result of a full year of distribution in Japan, Europe, and Australia as well as the launch of Breathe Right nasal strips for colds with mentholated vapors in selected countries.

              Gross Profit. Gross profit was $48.5 million for 2001 compared to $36.9 million for 2000. Gross profit as a percentage of net sales increased to 63.7% for 2001 compared to 59.7% for 2000. Gross profit in 2000 was unfavorably impacted by the lower gross profit on 10-count FiberChoice chewable tablets, disposal of an excess inventory of pillow covers and higher costs associated with expediting inventory purchases and deliveries.

              Advertising and Promotion. Advertising and promotion expenses were $34.3 million for 2001 compared to $39.6 million for 2000. Advertising and promotion expenses as a percentage of net sales decreased to 44.9% in 2001 from 64.1% in 2000. This decrease in spending rate was the result of a planned lower support level for FiberChoice tablets in the year following its introduction and the elimination of less effective expenditures for the Breathe Right brand.

              Selling, General and Administrative. Selling, general and administrative expenses were $14.6 million for 2001 compared to $15.1 million for 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 19.1% compared to 24.5% for 2000. This decrease was primarily the result of the corporate restructure that included a workforce reduction that enabled the Company to streamline its resources to focus on building the core businesses.

              Special Charges. The Company recorded a special charge of $930,000 in 2001 for the costs of implementing the Company’s corporate restructuring plan to streamline and realign the Company’s resources. The charge was primarily for severance benefits.

              Investment Income. Investment income was $1.3 million for 2001 compared to $2.2 million for 2000. The decrease in investment income was the result of a decrease in funds invested and lower market interest rates.

              Income Tax Expense (Benefit). There was no income tax benefit for 2001 and 2000 due to fully reserving for tax loss carryforwards for which a full valuation allowance had been established.

Three Months ended March 31, 2002 Compared to the Three Months ended March 31, 2001 (unaudited)

              Net Sales. Net sales for the March 2002 quarter were $19.1 million compared to $23.5 million (unaudited) for the 2001 quarter, representing a decrease of 18.7%. Domestic sales for the March 2002 quarter were $15.2 million compared to $18.7 million (unaudited) for the same quarter of 2001. As anticipated, sales for the 2002 March quarter were comparably lower due to the significant sales boost generated by the introduction of mentholated strips in 2001, as well as industry-wide slower sales of cough/cold products during the 2001/2002 cough/cold season.

              International sales were $3.9 million for the March 2002 quarter compared to $4.7 million (unaudited) for the same quarter of 2001. Sales for the 2002 March quarter were lower due to the timing of purchases by international distributors.

              Gross Profit. Gross profit was $12.7 million for the March 2002 quarter compared to $14.8 million (unaudited) for the same quarter of 2001. Gross profit as a percentage of net sales increased to 66.6% for the March 2002 quarter compared to 62.9% (unaudited) for the same quarter of 2001. The lower gross profit percentage in 2001 resulted primarily from higher deductions from sales for promotional expenditures in conjunction with the launch of new products.

              Advertising and Promotion. Advertising and promotion expenses were $8.8 million for the March 2002 quarter compared to $13.9 million (unaudited) for the same quarter in 2001. The decrease resulted primarily from elimination of less effective advertising expenditures and the planned reduction in spending for FiberChoice® tablets in the year following the launch.

              Selling, General and Administrative. Selling, general and administrative expenses were $3.2 million for the March 2002 quarter compared to $4.8 million (unaudited) for the same quarter of 2001. This decrease was primarily the result of the June 2001 corporate restructuring that included a workforce reduction and that has enabled the Company to streamline its resources to focus on building the core businesses.

              Investment Income. Investment income was $272,000 for the March 2002 quarter compared to $362,000 (unaudited) for the same quarter of 2001. This decrease was primarily the result of a decrease in market interest rates.

              Income Tax Expense (Benefit). Income tax benefit was $9.1 million for the March 2002 quarter compared to $0 (unaudited) taxes for the same quarter of 2001. The Company recognized a tax benefit of $9.1 million during the March quarter of 2002 as a result of reinstating net deferred tax assets, including the benefit of net operating loss carryforwards. Management believes, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of the deductible differences. There were no income taxes recognized for the March quarter of 2001 as the Company was in a net operating loss carryforward position.

Seasonality

              The Company believes that a portion of Breathe Right® nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cough/cold season.

Liquidity and Capital Resources

              At March 31, 2003, the Company had cash, cash equivalents and marketable securities of $41.6 million and working capital of $45.3 million.

              Operating Activities. The Company had cash provided by operations of $19.2 million in 2003 primarily due to net income for the year, an increase in operating liabilities and a decrease in deferred income taxes. The Company used cash in operations of $2.8 million in 2001 primarily due to a decrease in operating liabilities. The Company used cash in operations of $4.4 million in 2000 primarily due to the net loss for the year, partially offset by an increase in operating liabilities. The Company used cash in operations of $53,000 for the three months ended March 31, 2002 compared to $11.4 million (unaudited) for the same quarter in 2001. The use of cash in 2002 was the result of net income offset primarily by the non-cash deferred income tax benefit and a decrease in operating liabilities. The use of cash in the March quarter of 2001 was due to the net loss for the quarter along with a decrease in operating liabilities.

              Investing Activities. Purchases of marketable securities exceeded sales and maturities by $5.9 million in 2003. Marketable securities purchased consisted primarily of U.S. Government obligations. Sales and maturities of marketable securities exceeded purchases by $10.6 million in 2001. Net proceeds were used primarily to fund the cash used in operations and to purchase treasury shares. Sales and maturities of marketable securities exceeded purchases by $8.8 million in 2000. Net proceeds were used to fund the cash used in operations, purchase property and equipment and purchase treasury shares. Purchases of marketable securities exceeded sales and maturities by $372,000 for the three months ended March 31, 2002. Sales and maturities of marketable securities exceeded purchases by $10.5 million (unaudited) for the March 31, 2001 quarter. Net proceeds were used primarily to fund the cash used in operations.

              The Company purchased $60,000 and $394,000 of property and equipment in 2003 and 2001, respectively, primarily associated with upgrading personal computers and software. The Company purchased $2.0 million of property and equipment in 2000 primarily associated with the Company’s move to different facilities. The Company purchased $8,000 and $255,000 (unaudited) of property and equipment in the March 2002 and March 2001 quarter, respectively.

              The Company purchased $510,000; $357,000 and $141,000 of product rights during the years ended March 31, 2003; December 31, 2001 and 2000, respectively. The Company purchased $148,000 (unaudited) of product rights during the quarter ended March 31, 2001.

              Financing Activities. The Company purchased 458,000 shares of its common stock for $2.8 million in 2003 and purchased 202,000 shares for $1.0 million in 2001. The Company purchased 482,000 shares of its common stock for $2.4 million during the quarter ended March 31, 2002. These treasury shares will be used to meet the Company’s obligations under its employee stock purchase plan and stock option plans, and for possible future acquisitions. The Company received $949,000 in 2003 and $288,000 in 2001 from the exercise of stock options and issuance of stock under the employee stock purchase plan. The Company received $72,000 from the exercise of stock options during the quarter ended March 31, 2002.

              Significant Agreements and Lease Obligations. The Company has entered into certain agreements and leases in order to secure product rights and office space. The following is a summary of significant agreements and lease obligations:

Year ending March 31,	Minimum Royalties	Operating Leases	Total

2004	$795	$766	$1,561
2005	795	741	1,536
2006	795	741	1,536
2007	795	741	1,536
2008	795	741	1,536
Later years		1,977

Total		$5,707

              The Company has agreements that exclusively license intellectual property rights for certain products. Royalties due under these agreements are based on various percentages of net sales. The licensing agreements are valid for the lives of the related patents, however, they may be terminated earlier under certain conditions. Total minimum royalties are not determinable since royalties continue for the life of current and potential future patents related to the licensed intellectual property. The Company has entered into operating leases for office space and office equipment. Leases expire at various dates beginning in 2003 through 2010. Management is not aware of any significant agreements or obligations that would have a material negative impact upon the Company’s short-term or long-term liquidity.

              The Company believes that its existing funds will be sufficient to support its planned operations for the foreseeable future.

Recent Accounting Pronouncements

              In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement provides guidance on accounting for restructuring activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of the statement are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company will apply the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, as required.

              In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation.” This statement supercedes SFAS No. 123, “Accounting for Stock Based Compensation”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends disclosure requirements to require prominent disclosures in annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions became effective for the Company for the interim period beginning January 1, 2003. The annual disclosure provisions became effective for the Company for the year ended March 31, 2003.

              In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which requires certain guarantees to be recorded at fair value. This Interpretation also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The Company has adopted the disclosure requirements in this Interpretation as of January 1, 2003, as required.

              In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain types of financial instruments with characteristics of a liability be presented as a liability. The Company is required to implement SFAS No. 150 beginning with the quarter ending June 30, 2003. Management does not expect this statement to have a material impact on the Company’s consolidated financial position.

Forward Looking Statements

              Certain statements contained in this Annual Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right® nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the third and fourth quarters of each fiscal year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of all of its products; and (viii) the Company currently purchases its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

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

              The table below provides information about the Company’s cash and cash equivalents and marketable securities as of March 31, 2003:

	(In Thousands)
	Cost	Fair Value

Due within one year	$27,056	$27,112
Due after one year through three years	14,237	14,503

	$41,293	$41,615

31

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The Consolidated Balance Sheets of the Company as of March 31, 2003 and 2002, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income (Loss), and Cash Flows for each of the years ended March 31, 2003, December 31, 2001 and December 31, 2000 and for the three months ended March 31, 2002 and 2001 (unaudited), the Notes to the Consolidated Financial Statements and the Report of KPMG LLP, independent certified public accountants, are listed under Item 16 of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

              None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

              The following sets forth certain information with respect to the Company’s directors:

              Daniel E. Cohen, 50, has served as the Company’s Chairman of the Board since 1993 and has served as a director of the Company since its formation in 1982. Mr. Cohen also served as the Company’s Chief Executive Officer from 1989 to June 2001 and as Treasurer from 1982 to March 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

              Patrick Delaney, 60, has served as a director of the Company since 1983 and as the Company’s Secretary since 1995. In December 2002, Mr. Delaney retired as a partner in the Minneapolis-based law firm of Lindquist & Vennum P.L.L.P., counsel to the Company. He was in the private practice of law since 1967. He is also a director of Community First Bankshares, Inc., a multi-bank holding company.

              R. Hunt Greene, 52, has served as a director of the Company since 1985. Mr. Greene has been an investment banker for over twenty years. He is presently Managing Director and Member of Greene Holcomb & Fisher LLC (“GH&F”), a Minneapolis investment banking firm that was formed in 1995. GH&F has provided the Company with certain financial advisory and investment banking services from time to time since 1996.

              Andrew J. Greenshields, 65, has served as a director of the Company since 1986. Mr. Greenshields has been President of Pathfinder Ventures, Inc., Minneapolis, Minnesota, since 1980. He is also a general partner of Pathfinder Venture Capital Fund III and a general partner of Spell Capital Partners, LP, both of which are Minneapolis-based financial limited partnerships. Mr. Greenshields is also a director of Aetrium, Inc., a manufacturer of semi-conductor handling equipment.

              H. Robert Hawthorne, 58, has served as a director of the Company since 1999. Mr. Hawthorne served as Chief Executive Officer of Ocean Spray Cranberries, Inc., a Boston-based food and beverage company, from February 2000 to November 2002. From 1997 to 1999, Mr. Hawthorne served as a director, President and Chief Executive Officer of Select Comfort Corporation, a Minneapolis-based company that manufactures air beds and sleep related products. From 1986 to 1997, Mr. Hawthorne served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from February 1992 to December 1997 as President of The Pillsbury Brands Group, a subsidiary of The Pillsbury Company.

              Marti Morfitt, 45, has served as the Company’s President and Chief Executive Officer since June 2001, its President and Chief Operating Officer from March 1998 to June 2001. Ms. Morfitt has served as a director of the Company since 1998. From September 1982 to February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to February 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

              Richard W. Perkins, 72, has been a director of the Company since 1993. Mr. Perkins has been President, Chief Executive Officer and a director of Perkins Capital Management, Inc., a Minneapolis-based investment management company, since 1985. He is also a general partner of Spell Capital Partners, LP, a Minneapolis-based venture capital limited partnership. He is also a director of the following publicly-held companies: Synovis Life Technologies, Inc., a manufacturer of medical products; Intellefilm Corp., a producer of television and internet commercials; PW Eagle, Inc., a manufacturer of plastic pipe; Lifecore Biomedical, Inc., a medical device company; Nortech Systems, Inc., a contract manufacturer for the electronics industry; Vital Images, Inc., a medical diagnostic software company; and Paper Warehouse, Inc., a retailer specializing in party supplies and paper products.

              Morris J. Siegel, 53, has served as a director of the Company since April 18, 2003. Mr. Siegel is the founder and retired chairman of Celestial Seasonings, Inc., a manufacturer and marketer of specialty herb teas. In 2000, Celestial Seasonings merged with The Hain Food Group, a natural, specialty, organic and snack food company. Mr. Siegel then served as vice chairman of the merged company, The Hain Celestial Group, Inc. and was Chief Executive Officer of Celestial Seasonings until September 2002. In 1987, Mr. Siegel founded Earth Wise, Inc., a marketer of environmentally friendly cleaning products and recycled trash bags. Mr. Siegel also currently serves as a director of Annie’s Homegrown Foods, Inc., which manufactures, markets and sells premium all natural and organic macaroni and cheese dinners, all natural pasta meals and other all natural and organic food products, and is a subsidiary of Solera Capital LLC.

              Certain other information required under this Item with respect to directors is contained in the Section “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 27, 2003 (the "2003 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

Executive Officers

              Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

              Information required under this item is contained in the section entitled “Executive Compensation” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Information required under this item is contained in the section entitled “Security Ownership of Principal Stockholders and Management” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information required under this item is contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

              The Company’s Chief Executive Officer, Marti Morfitt, and interim Chief Financial Officer, Marcia O’Brien, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, each such officer believes that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to her by others within the Company.

(b) Changes in Internal Controls.

              There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

PART IV

Item 15. [RESERVED]

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report:

Form 10-K Page Reference

1.	Financial Statements.

	Independent Auditors’ Report	F-1

Consolidated Statements of Operations for the Years Ended
March 31, 2003, December 31, 2001 and December 31, 2000 and
	for the three months ended March 31, 2002 and March 31, 2001 (unaudited)	F-2

	Consolidated Balance Sheets as of March 31, 2003 and 2002	F-3

Consolidated Statements of Stockholders’ Equity and Comprehensive
Income (Loss) for the Years Ended March 31, 2003, December 31, 2001
and December 31, 2000 and for the three months ended
	March 31, 2002 and March 31, 2001 (unaudited)	F-4

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2003, December 31, 2001 and December 31, 2000 and
	for the three months ended March 31, 2002 and March 31, 2001 (unaudited)	F-5

	Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedules.

None.

3.	Exhibits.

See “Exhibit Index” on the page following the Signature Page.

(b)	Reports on Form 8-K.

None.

35

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2003	CNS, INC. (“Registrant”) By /s/ Marti Morfitt ———————————————— Marti Morfitt Chief Executive Officer and Director

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on June 26, 2003 on behalf of the Registrant in the capacities indicated.

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

/s/ Marti Morfitt
————————————————
Marti Morfitt
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Marcia O’Brien
————————————————
Marcia O’Brien
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Daniel E. Cohen
————————————————
Daniel E. Cohen
Chairman of the Board and Director

/s/ Patrick Delaney
————————————————
Patrick Delaney
Director

/s/ H. Robert Hawthorne
————————————————
H. Robert Hawthorne
Director

/s/ R. Hunt Greene
————————————————
R. Hunt Greene
Director

/s/ Andrew J. Greenshields
————————————————
Andrew J. Greenshields
Director

/s/ Richard W. Perkins
————————————————
Richard W. Perkins
Director

/s/ Morris J. Siegel
————————————————
Morris J. Siegel
Director

CERTIFICATIONS

I, Marti Morfitt, certify that:

1.	I have reviewed this annual report on Form 10-K of CNS, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date June 26, 2003	/s/ Marti Morfitt —————————————— Chief Executive Officer

CERTIFICATIONS

I, Marcia O’Brien, certify that:

1.	I have reviewed this annual report on Form 10-K of CNS, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date June 26, 2003	/s/ Marcia O’Brien —————————————— Interim Chief Financial Officer

CNS, INC. EXHIBIT INDEX

Exhibit No.	Description

3.1	Company’s Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K”)).

3.2	Company’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Amended and Restated Rights Agreement dated as of December 20, 2002 by and between CNS, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, Commission File No. 0-16612).

10.1*	CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2*	CNS, Inc. 1989 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form S-8, Commission File No. 333-68310).

10.3*	CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*	CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.5*	CNS, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-42108)).

10.6**	License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-2, Commission File No. 33-46120).

10.7**	License Agreement dated November 10, 1997 between the Company and Onesta Nutrition, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999 (the “1999 Form 10-K”)).

10.8**	License Agreement dated March 12, 1999 between the Company and WinEase LLC (incorporated by reference to Exhibit 10.10 to the Company’s 1999 Form 10-K).

10.9**	Addendum to License Agreement between the Company and WinEase LLC dated March 21, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.10**	License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk (incorporated by reference to Exhibit 10.11 of the 1999 Form 10-K).

10.11**	License Agreement dated March 1, 2000 between the Company and Proctor and Gamble (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K”)).

10.12	Amendment to Trademark License Agreement effective as of March 20, 2001 by and between the Company and the Procter & Gamble Company (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.13**	Second Amendment to Trademark License Agreement effective as of April 27, 2001 by and between the Company and the Procter & Gamble Company (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001).

10.14**	Distributor Agreement between the Company and Eisai Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s 1999 Form 10-K).

10.15**	Repackaging Agreement between the Company and Herusu, Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K).

10.16**	Supply Agreement between the Company and Tapemark, Inc. dated October 15, 2001 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (the “September 30, 2001 Quarterly Report”)).

10.17**	Supply Agreement between the Company and WebTec Converting, LLC dated October 5, 2001 (incorporated by reference to Exhibit 10.16 to the September 30, 2001 Quarterly Report).

10.18**	Medical Specialties Material Purchase Agreement between the Company and Minnesota Mining and Manufacturing Company dated August 1, 2001 (incorporated by reference to Exhibit 10.17 to the September 30, 2001 Quarterly Report).

10.19*	Employment Agreement between the Company and Daniel E. Cohen dated February 12, 1999 (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

10.20*	First Amendment to Executive Employment Agreement between the Company and Daniel E. Cohen dated June 29, 2001 (incorporated by reference to Exhibit 10.19 to the September 30, 2001 Quarterly Report).

10.21*	Employment Agreement between the Company and Marti Morfitt dated February 12, 1999 (incorporated by referenced to Exhibit 10.10 to the 1998 Form 10-K).

10.22*	Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit 10.13 to the 1998 Form 10-K).

10.23*	Employment Agreement between the Company and Carol J. Watzke dated February 12, 1999 (incorporated by referenced to Exhibit 10.15 to the 1998 Form 10-K).

10.24*	Employment Agreement between the Company and M. W. Anderson dated February 12, 1999 (incorporated by referenced to Exhibit 10.17 to the 1998 Form 10-K).

10.25*	Employment Agreement between the Company and Larry R. Muma dated January 2, 2001 (incorporated by reference to Exhibit 10.21 to the 2000 Form 10-K).

10.26*	Agreement between the Company and Teri P. Osgood dated February 14, 2002.

10.27*	Employment Agreement between the Company and Linda Kollofski dated October 29, 2002.

10.28*	Employment Agreement between the Company and John Kundtz dated July 22, 2002.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form 10-K).

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney (included on signature page hereof).

99.1	Certification Pursuant to 18 U.S.C. Section 1350.

*	Indicates Compensatory Agreement

**	Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

Independent Auditors’ Report

The Board of Directors and Stockholders
CNS, Inc.:

We have audited the accompanying consolidated balance sheets of CNS, Inc. and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended March 31, 2003, December 31, 2001 and 2000 and the three months ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. and subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended March 31, 2003, December 31, 2001 and 2000 and the three months ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
April 23, 2003

CNS, INC. Consolidated Statements of Operations (in thousands, except per share amounts)

	For the Years Ended			For the Three Months Ended
	March 31,	December 31,		March 31,

	2003	2001	2000	2002	2001

(unaudited)
Net sales	$79,075	$76,242	$61,777	$19,135	$23,468
Cost of goods sold	25,992	27,698	24,907	6,390	8,706

Gross profit	53,083	48,544	36,870	12,745	14,762

Operating expenses:
Advertising and promotion	30,930	34,256	39,579	8,796	13,935
Selling, general and administrative	12,514	14,583	15,134	3,213	4,766
Special charges	0	930	0	0	0

Total operating expenses	43,444	49,769	54,713	12,009	18,701

Operating income (loss)	9,639	(1,225)	(17,843)	736	(3,939)

Investment income	821	1,242	2,234	236	345
Gain (loss) on sales of marketable securities	18	64	(51)	36	17

Income (loss) before income taxes	10,478	81	(15,660)	1,008	(3,577)

Income tax expense (benefit)	3,962	0	0	(9,126)	0

Net income (loss)	$6,516	$81	$(15,660)	$10,134	$(3,577)

Basic net income (loss) per share	$0.48	$.01	$(1.09)	$.74	$(.25)

Weighted average number of common shares outstanding	13,467	14,131	14,372	13,711	14,123

Diluted net income (loss) per share	$0.46	$.01	$(1.09)	$.71	$(.25)

Weighted average number of common
and assumed conversion shares outstanding	14,044	14,431	14,372	14,198	14,123

The accompanying notes are an integral part of the consolidated financial statements. F-2

CNS, INC. Consolidated Balance Sheets (in thousands, except per share amounts)

	March 31,

Assets	2003	2002

Current assets:
Cash and cash equivalents	$16,554	$5,633
Marketable securities	25,061	19,029
Accounts receivable, net of allowance for doubtful accounts of $330 in 2003 and $500 in 2002	11,011	11,682
Inventories	3,266	4,465
Deferred income taxes	4,660	5,879
Prepaid expenses and other current assets	1,035	999

Total current assets	61,587	47,687

Property and equipment, net	1,605	2,400
Product rights, net	1,293	1,179
Deferred income taxes	890	3,220

	$65,375	$54,486

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,615	$3,413
Accrued expenses	7,948	6,330
Accrued income taxes	758	521

Total current liabilities	16,321	10,264

Stockholders’ equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	0	0
Common stock - $.01 par value; authorized 50,000 shares;
issued 19,295 shares in 2003 and 2002	193	193
Additional paid-in capital	59,879	60,796
Treasury shares - at cost; 5,989 shares in 2003 and 5,756 shares in 2002	(26,694)	(25,821)
Retained earnings	15,472	8,956
Accumulated other comprehensive income	204	98

Total stockholders’ equity	49,054	44,222

Commitments (notes 10 and 11)

	$65,375	$54,486

The accompanying notes are an integral part of the consolidated financial statements. F-3

CNS, INC. Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (in thousands)

	Common stock		Additional paid-in capital	Treasury shares		Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity

	Number of shares	Par value		Number of shares	Cost

Balance at December 31, 1999	19,295	$193	$61,531	4,838	$(22,221)	$14,401	$(320)	$53,584

Stock issued in connection with
Employee Stock Purchase Plan	0	0	(131)	(26)	214	0	0	83
Stock options exercised	0	0	(218)	(29)	238	0	0	20
Treasury shares purchased	0	0	0	396	(1,510)	0	0	(1,510)
Comprehensive loss:
Net loss for the year	0	0	0	0	0	(15,660)	0	(15,660)
Unrealized gains on marketable securities
net of income tax effect of $0	0	0	0	0	0	0	420	420

Total comprehensive loss								(15,240)

Balance at December 31, 2000	19,295	193	61,182	5,179	(23,279)	(1,259)	100	36,937

Stock issued in connection with
Employee Stock Purchase Plan	0	0	(189)	(36)	303	0	0	114
Stock options exercised	0	0	(262)	(51)	436	0	0	174
Other	0	0	54	0	0	0	0	54
Treasury shares purchased	0	0	0	202	(1,010)	0	0	(1,010)
Comprehensive income:
Net income for the year	0	0	0	0	0	81	0	81
Unrealized gains on marketable securities
net of income tax effect of $0	0	0	0	0	0	0	262	262

Total comprehensive income								343

Balance at December 31, 2001	19,295	193	60,785	5,294	(23,550)	(1,178)	362	36,612

Stock options exercised	0	0	(95)	(20)	167	0	0	72
Other	0	0	106	0	0	0	0	106
Treasury shares purchased	0	0	0	482	(2,438)	0	0	(2,438)
Comprehensive income:
Net income for the period	0	0	0	0	0	10,134	0	10,134
Unrealized losses on marketable securities
net of income tax effect of $58	0	0	0	0	0	0	(264)	(264)

Total comprehensive income								9,870

Balance at March 31, 2002	19,295	193	60,796	5,756	(25,821)	8,956	98	44,222

Stock issued in connection with
Employee Stock Purchase Plan	0	0	(69)	(19)	163	0	0	94
Stock options exercised	0	0	(862)	(206)	1,717	0	0	855
Other	0	0	14	0	2	0	0	16
Treasury shares purchased	0	0	0	458	(2,755)	0	0	(2,755)
Comprehensive income:
Net income for the year	0	0	0	0	0	6,516	0	6,516
Unrealized gains on marketable securities
net of income tax effect of $60	0	0	0	0	0	0	106	106

Total comprehensive income								6,622

Balance at March 31, 2003	19,295	$193	$59,879	5,989	$(26,694)	$15,472	$204	$49,054

The accompanying notes are an integral part of the consolidated financial statements. F-4

CNS, INC. Consolidated Statements of Cash Flows (in thousands)

	For the Years Ended			For the Three Months Ended
	March 31,	December 31,		March 31,

	2003	2001	2000	2002	2001

(unaudited)
Operating activities:
Net income (loss)	$6,516	$81	$(15,660)	$10,134	$(3,577)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,251	1,244	1,051	330	271
Deferred income taxes	3,489	0	0	(9,126)	0
Other	16	90	81	74	0
Changes in operating assets and liabilities:
Accounts receivable	671	275	(1,212)	626	(1,182)
Inventories	1,199	(1,070)	153	1,357	(1,767)
Prepaid expenses and other current assets	(36)	1,964	3,546	294	362
Accounts payable and accrued expenses	6,057	(5,401)	7,654	(3,742)	(5,544)

Net cash provided by (used in) operating activities	19,163	(2,817)	(4,387)	(53)	(11,437)

Investing activities:
Purchases of marketable securities	(36,255)	(44,911)	(63,151)	(11,218)	(6,970)
Sales and maturities of marketable securities	30,389	55,550	71,967	10,846	17,425
Payments for purchases of property and equipment	(60)	(394)	(2,019)	(8)	(255)
Payments for product rights	(510)	(357)	(141)	0	(148)

Net cash provided by (used in) investing activities	(6,436)	9,888	6,656	(380)	10,052

Financing activities:
Proceeds from the issuance of common stock
under Employee Stock Purchase Plan	94	114	83	0	0
Proceeds from the exercise of stock options	855	174	20	72	88
Purchase of treasury shares	(2,755)	(1,010)	(1,510)	(2,438)	(51)

Net cash provided by (used in) financing activities	(1,806)	(722)	(1,407)	(2,366)	37

Net increase (decrease) in cash and cash equivalents	10,921	6,349	862	(2,799)	(1,348)

Cash and cash equivalents:
Beginning of period	5,633	2,083	1,221	8,432	2,083

End of period	$16,554	$8,432	$2,083	$5,633	$735

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$0	$0	$0	$0	$0
Cash paid during the year for income taxes	237	0	0	35	0

The accompanying notes are an integral part of the consolidated financial statements. F-5

CNS, INC. Notes to Consolidated Financial Statements March 31, 2003, December 31, 2001 and 2000

(1)	Summary of Significant Accounting Policies

Principles of Consolidation The accompanying consolidated financial statements include the accounts of CNS, Inc. and its subsidiaries (“the Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Business The Company designs, manufactures and markets consumer products, including Breathe Right® nasal strips, Breathe Right Snore Relief™ throat spray and FiberChoice® tablets. The Company’s products are sold over-the-counter in retail outlets, including mass merchant, drug, grocery and club stores. The Company primarily uses international distributors to market Breathe Right nasal strips outside the U.S.

Fiscal Year Change In 2002, the Company changed its fiscal year-end from December 31 to March 31. The three-month transition period ended March 31, 2002 bridges the gap between the Company’s old and new fiscal year-ends.

Principles of Consolidation The accompanying consolidated financial statements include the accounts of CNS, Inc. and its subsidiaries (“the Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with potential future product returns, the uncollectibility of accounts receivable and inventory obsolescence.

Basis of Presentation Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation.

Change in Method of Accounting for Sales Incentives and Consideration Paid to a Reseller Effective January 1, 2002, the Company implemented Emerging Issues Task Force bulletins Number 00-14 “Accounting for Certain Sales Incentives”, Number 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller” and Number 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. These new accounting standards had no impact on the Company’s net income; however, they did require reclassification of certain promotional costs such as sales incentives, promotional funds, and consumer coupon redemptions that were previously reported as a component of advertising and promotion expense as a reduction of net sales.

The following table presents the impact of the adoption of the provisions of EITF Issue Nos. 00-14, 00-25 and 01-9 discussed above, on the consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively:

	For the Years Ended December 31,

	2001	2000

Net sales - previous reporting basis	$83,934	$68,892
Impact of adopting accounting changes	(7,692)	(7,115)

Net sales - current reporting basis	$76,242	$61,777

Advertising and promotion expense -
previous reporting basis	$41,948	$46,694
Impact of adopting accounting changes	(7,692)	(7,115)

Advertising and promotion expense -
current reporting basis	$34,256	$39,579

The Company’s results of operations for the years disclosed above were not affected by the adoption of the provisions of these three announcements.

Change in Method of Accounting for Long-Lived Assets Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.

Revenue Recognition Revenue from sales is recognized at the time products are shipped less estimated sales returns, certain promotional costs and other allowances.

Fair Value of Financial Instruments All financial instruments are carried at amounts that approximate fair value.

Cash Equivalents Cash equivalents consist primarily of money market funds.

Marketable Securities The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Any unrealized gains and losses, net of deferred income taxes, are included in stockholders’ equity as a separate component of other comprehensive income. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, results in a charge to operations resulting in the establishment of a new cost basis for the security. Realized securities gains or losses are included in gain (loss) on sales of marketable securities in the consolidated statements of operations.

Inventories Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence.

Property and Equipment Property and equipment are stated at cost. Equipment is depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

Product Rights Product rights, consisting of patents, trademarks and other product rights, are stated at cost and are amortized over three to seven years using the straight-line method.

Stock-Based Compensation The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Accordingly, no compensation expense associated with the fair market value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements.

The fair value of each stock option grant issued and shares sold to employees under the Employee Stock Purchase Plan are estimated on the date of grant or purchase using the Black-Scholes option-pricing model. The following assumptions were made in estimating fair value:

	For the Years Ended			For the Three Months Ended
	March 31,	December 31,		March 31,

	2003	2001	2000	2002	2001

					(unaudited)
Expected lives (Years)	6	6	6	6	6
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00
Expected volatility	60.00%	60.00%	65.00%	60.00%	60.00%
Risk-Free Interest Rate	5.00%	5.00%	6.50%	5.00%	5.00%

Had compensation cost for the Company’s stock option plan been determined pursuant to SFAS No. 148, net earnings and earnings per share would have been as follows:

	For the Years Ended			For the Three Months Ended
	March 31,	December 31,		March 31,

	2003	2001	2000	2002	2001

					(unaudited)
Net income (loss),
as reported	$6,516	$81	$(15,660)	$10,134	$(3,577)
Deduct: Total stock-based
compensation expense
determined under the fair
value based method for all
awards, net of related tax
effects	456	523	325	124	89

Proforma net income (loss)	$6,060	$(442)	$(15,985)	$10,010	$(3,666)

Earnings (loss) per share:
Basic - as reported	$0.48	$0.01	$(1.09)	$.74	$(.25)

Basic - proforma	$0.45	$(0.03)	$(1.11)	$.73	$(.26)

Diluted - as reported	$0.46	$0.01	$(1.09)	$.71	$(.25)

Diluted - proforma	$0.43	$(0.03)	$(1.11)	$.71	$(.26)

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

Income Taxes Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when management determines that it is more likely than not that the asset will be realized.

Net Income (Loss) Per Share Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed conversion shares were excluded from the net loss per share computation as their effect is antidilutive. Common stock options could potentially dilute basic earnings per share in future periods if the Company generates net income. Diluted net income per share has been computed based upon the weighted average number of common and assumed conversion shares outstanding during the year.

Comprehensive Income (Loss) Comprehensive income (loss) consists of the Company’s net income (loss) and unrealized gains (losses) on marketable securities and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Recent Accounting Pronouncements In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement provides guidance on accounting for restructuring activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of the statement are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company will apply the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, as required.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation”. This statement supercedes SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends disclosure requirements to require prominent disclosures in annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions became effective for the Company for the interim period beginning January 1, 2003. The annual disclosure provisions became effective for the Company for the year ended March 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which requires certain guarantees to be recorded at fair value. This Interpretation also requires a guarantor to make certain disclosures about guarantees, including product warranties, even when the likelihood of making any payments under the guarantee is remote. The Company has adopted the disclosure requirements in this Interpretation as of January 1, 2003, as required.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which requires that certain types of financial instruments with characteristics of a liability be presented as a liability. The Company is required to implement SFAS No. 150 beginning with the quarter ending June 30, 2003. Management does not expect this statement to have a material impact on the Company’s consolidated financial position.

(2)	Marketable Securities

Marketable securities, including estimated fair value based on quoted market prices or valuation models, are summarized as follows (in thousands):

	March 31,

	2003		2002

	Cost	Fair Value	Cost	Fair Value

Commercial paper	$5,415	$5,415	$3,148	$3,148
Certificate of deposit	0	0	1,000	997
Corporate bonds	7,225	7,361	9,075	9,240
U.S. Government obligations	12,099	12,285	5,650	5,644

Total marketable securities	$24,739	$25,061	$18,873	$19,029

Maturities of marketable securities at March 31, 2003 are as follows (in thousands):

	Cost	Fair Value

Due within one year	$10,502	$10,558
Due after one year through three years	14,237	14,503

Total marketable securities	$24,739	$25,061

Gross unrealized gains on marketable securities available for sale totaled $324,000 and $195,000 at March 31, 2003 and 2002, respectively. Gross unrealized losses on marketable securities available for sale totaled $2,000 and $39,000 at March 31, 2003 and 2002, respectively.

Realized gains on sales of marketable securities were $18,000; $64,000 and $0 for the years ended March 31, 2003; December 31, 2001 and 2000, respectively. Realized gains on sales of marketable securities were $36,000 and $17,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively. Realized losses on sales of marketable securities were $51,000 for the year ended December 31, 2000.

(3)	Advertising

At March 31, 2003 and 2002, $668,000 and $686,000, respectively, of advertising costs were reported as assets. Advertising expense was $22,657,000, $19,486,000 and $26,027,000 for the years ended March 31, 2003, December 31, 2001 and 2000, respectively. Advertising expense was $6,708,000 and $9,081,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(4)	Details of Selected Balance Sheet Accounts

Details of selected balance sheet accounts are as follows (in thousands):

	March 31,		December 31,

	2003	2002	2001	2000

Allowance for doubtful accounts:
Balance beginning of period	$500	$500	$300	$280
Plus provision for doubtful accounts	55	31	316	26
Less charge offs	225	31	116	6

Balance end of period	$330	$500	$500	$300

			March 31,

			2003	2002

Inventories:
Finished goods			$2,225	$2,602
Raw materials and component parts			1,041	1,863

Total inventories			$3,266	$4,465

Property and equipment:
Warehouse and production equipment			$760	$760
Office equipment and information systems			3,680	3,650
Leasehold improvements			1,050	1,050

Less accumulated depreciation			(3,885)	(3,060)

Property and equipment, net			$1,605	$2,400

Product rights:
Product rights			$3,416	$2,906
Less accumulated amortization			(2,123)	(1,727)

Product rights, net			$1,293	$1,179

Accrued expenses:
Promotions and allowances			$4,703	$3,347
Royalties and commissions			778	951
Salaries, incentives and paid time off			1,829	1,638
Restructuring costs			26	206
Other			612	188

Total accrued expenses			$7,948	$6,330

(5)	Stockholders’ Equity

Stock Options The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase up to 3,650,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of March 31, 2003.

Stock option activity under these plans is summarized as follows:

	Weighted-average Exercise Price Per Share	Shares Outstanding	Shares Available For Grant

Balance at December 31, 1999	$4.47	1,771,390	64,750
New 2000 Plan		0	700,000
Granted	4.01	358,400	(358,400)
Exercised	4.18	(69,690)	0
Canceled	5.18	(168,100)	168,100

Balance at December 31, 2000	4.33	1,892,000	574,450
Granted	4.26	345,960	(345,960)
Exercised	3.36	(51,800)	0
Canceled	4.47	(102,970)	102,970
Expired		0	(7,280)

Balance at December 31, 2001	4.33	2,083,190	324,180
Granted	5.98	117,100	(117,100)
Exercised	3.63	(19,696)	0
Canceled	4.09	(4,560)	4,560
Expired		0	(3,000)

Balance at March 31, 2002	$4.43	2,176,034	208,640
Granted	6.01	175,460	(175,460)
Exercised	4.15	(205,900)	0
Canceled	4.68	(61,090)	61,090
Expired		0	(7,560)

Balance at March 31, 2003	$4.58	2,084,504	86,710

Information on outstanding and currently exercisable options by price range as of March 31, 2003, is summarized as follows:

Price Range Per Share	Total Number of Shares	Weighted- average Remaining Life (Years)	Weighted- average Exercise Price	Exercisable Number of Shares	Weighted- average Exercise Price

$2.31 - 2.81	192,303	5.6	$2.77	192,303	$2.77
3.10 - 3.94	379,000	2.8	3.26	337,200	3.21
4.00 - 4.50	608,381	7.2	4.23	443,613	4.25
5.00 - 5.94	640,600	4.6	5.37	532,600	5.38
6.05 - 6.85	174,220	9.0	6.40	34,740	6.05
7.25	90,000	4.3	7.25	90,000	7.25

	2,084,504			1,630,456

At March 31, 2003, the weighted-average remaining contractual life of outstanding options was 5.5 years. At March 31, 2003; December 31, 2001 and 2000, currently exercisable options aggregated 1,630,456; 1,409,570 and 1,207,232 shares of common stock, respectively and the weighted-average exercise price of those options was $4.43; $4.46 and $4.55, respectively.

The per share weighted-average fair value of stock options granted during the year ended March 31, 2003; December 31, 2001 and 2000 is estimated as $3.54; $2.55 and $2.60, respectively on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 60% in 2003 and 2001 and 65% in 2000; risk-free interest rate of 5.00% in 2003 and 2001 and 6.50% in 2000, and an expected life of 6 years.

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 400,000 shares under the plan of which employees as of March 31, 2003 have purchased 243,884 shares. Common shares sold to employees under the Purchase Plan in fiscal 2003, 2001 and 2000 were 19,517, 35,860 and 25,857, respectively. There was no common stock sold to employees during the periods ended March 31, 2002 and 2001.

The weighted-average fair value of each purchase right granted in fiscal 2002, 2001 and 2000 was $2.26, $2.25 and $1.44, respectively.

Warrants In connection with agreements to license certain intellectual property rights to potential products, licensors were issued warrants. During 1999, warrants were issued to purchase 50,000 shares of the Company’s common stock exercisable at a price of $3.44 per share exercisable evenly over three years and for a period of 10 years. The issuance of the warrants resulted in an expense of $110,000. Warrants were issued during 1997 to purchase 25,000 shares at a price of $8.00 per share exercisable in 2000 and for a period of five years. Of these warrants, 65,000 shares are currently exercisable.

Preferred Stock At March 31, 2003, the Company is authorized to issue 1,000,000 shares of Series A Junior Participating Preferred Stock upon a triggering event under the Company’s stockholders’ rights plan and is authorized to issue up to an additional 7,483,589 shares of undesignated preferred stock.

(6)	Income Taxes

Income tax expense (benefit) for the years ended March 31, 2003; December 31, 2001 and 2000 and for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	For the Years Ended			For the Three Months Ended
	March 31,	December 31,		March 31,

	2003	2001	2000	2002	2001

	(unaudited)
Current income tax
expense (benefit)
Federal	$224	$0	$0	$0	$0
State	115	0	0	0	0

	339	0	0	0	0

Deferred income tax
expense (benefit)
Federal	3,366	0	0	(8,388)	0
State	257	0	0	(738)	0

	3,623	0	0	(9,126)	0

Total income tax
expense (benefit)	$3,962	$0	$0	$(9,126)	$0

The following table is a reconciliation of the statutory federal income tax expense (benefit) to the effective income tax expense (benefit) for the years ended March 31, 2003; December 31, 2001 and 2000 and for the three months ended March 31, 2002 and 2001 (in thousands):

	For the Years Ended			For the Three Months Ended
	March 31,	December 31,		March 31,

	2003	2001	2000	2002	2001

	(unaudited)
Computed tax
expense (benefit)	$3,667	$28	$(5,481)	$353	$(1,252)
State taxes, net of
federal benefit	242	0	(554)	(480)	0
Change in deferred tax
valuation allowance	0	(46)	6,018	(9,126)	1,252
Other	53	18	17	127	0

Actual tax
expense (benefit)	$3,962	$0	$0	$(9,126)	$0

The Company recognized a tax benefit of $9.1 million during the March quarter of 2002 as a result of reinstating net deferred tax assets, including the benefit of net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 2003 and 2002 are presented below (in thousands):

	March 31,

	2003	2002

Deferred tax assets:
Inventory items	$383	$324
Accounts receivable allowance	122	185
Product rights	304	304
Accrued expenses	2,108	2,128
Contract termination	770	0
Net operating loss and credit carryforwards	2,166	6,400

Less valuation allowance	0	0

	5,853	9,341

Deferred tax liabilities:
Unrealized gains on marketable securities	(119)	(58)
Property and equipment	(184)	(184)

	(303)	(242)

Net deferred tax assets	$5,550	$9,099

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences.

As of March 31, 2003, the Company has reported federal net operating loss carryforwards of approximately $3,900,000. The federal net operating loss carryforwards begin to expire in 2019. Additionally, the Company has a federal credit carryforward for alternative minimum tax of approximately $730,000 that has no expiration date.

(7)	Sales

The Company had one significant customer who accounted for 25%, 22% and 20% of net sales in the years ended March 31, 2003; December 31, 2001 and 2000, respectively. The Company had one significant customer who accounted for approximately 22% and 21% (unaudited) of net sales for the three months ended March 31, 2002 and 2001, respectively. Accounts receivable from this customer as of March 31, 2003 and 2002 were $2,611,000 and $2,223,000, respectively.

Net sales by geographic area are as follows (in thousands):

	For the Years Ended			For the Three Months Ended
	March 31,	December 31,		March 31,

	2003	2001	2000	2002	2001

	(unaudited)
Domestic	$65,262	$60,228	$55,727	$15,195	$18,727
International
Japan	5,360	8,055	2,083	1,996	2,644
UK	2,275	2,378	767	426	665
Italy	2,020	2,312	808	260	621
Netherlands	1,632	1,178	750	522	333
Canada	1,161	1,102	928	346	296
Other	1,365	989	714	390	182

Total
international	13,813	16,014	6,050	3,940	4,741

Net sales	$79,075	$76,242	$61,777	$19,135	$23,468

(8)	Employee Benefit Plan

The Company provides a defined contribution plan which covers all eligible employees. Generally, employees may contribute up to 50% of base compensation to the plan, not to exceed annual limits. The Company matches 25% of employee contributions up to 5% each year, with certain limitations. The Company may also make additional discretionary contributions. Employee benefit plan expense was $204,000; $269,000 and $166,000 for the years ended March 31, 2003; December 31, 2001 and 2000, respectively. Employee benefit plan expense was $46,000 and $120,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(9)	Special Charges

On June 26, 2001, the Company announced a plan to streamline and realign the Company’s resources to better match its strategic goals. The Company recorded a special charge of $930,000 for costs associated with this restructure plan. Approximately 20 jobs, or 25% of the workforce from throughout the Company, were eliminated. These cost-cutting actions were expected to result in annualized savings of approximately $2 to $2.5 million. Cost savings relating to this plan were realized beginning in July of 2001. During 2001, the Company utilized $608,000 of the $930,000 accrual, primarily for severance benefits. During the three months ended March 31, 2002, the Company utilized $116,000 for severance payments and during the year ended March 31, 2003, the Company utilized $180,000 for severance payments.

(10)	License Agreements

The Company has agreements to exclusively license intellectual property rights to certain products. Royalties due under these agreements are based on various percentages of net sales. To maintain the Company’s licenses, it must make minimum royalty payments of $795,000 each year until patents for the products expire. Royalties are classified as a component of cost of goods sold. Royalty expense was approximately $2,652,000, $3,524,000 and $2,692,000 for the years ended March 31, 2003; December 31, 2001 and 2000, respectively. Royalty expense was approximately $724,000 and $1,040,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(11)	Operating Leases

The Company leases equipment and office space under noncancelable operating leases that have initial or noncancelable lease terms in excess of one year. Future minimum lease payments due in accordance with these leases as of March 31, 2003 are as follows (in thousands):

Year ending March 31,	Amount

2004	$766,000
2005	741,000
2006	741,000
2007	741,000
2008	741,000
Later years	1,977,000

Future minimum lease payments	$5,707,000

Total rental expense for operating leases was $781,000, $789,000 and $559,000 for the years ended March 31, 2003; December 31, 2001 and 2000, respectively. Total rental expense for operating leases was $195,000 and $195,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(12)	Net Income (Loss) Per Share

A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

	For the Years Ended			For the Three Months
	March 31,	December 31,		Ended March 31,

	2003	2001	2000	2002	2001

	(unaudited)
Weighted average common
shares outstanding	13,467	14,131	14,372	13,711	14,123
Assumed conversion of
stock options	577	300	0	487	0

Average common and
assumed conversion shares	14,044	14,431	14,372	14,198	14,123

As of March 31, 2003, a total of 191,000 options and warrants to purchase shares of common stock with a range of exercise prices from $6.79 to $8.00 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The options expire from 2003 to 2011.

