Form 10-Q
period 2003-06-30
CNS INC /DE/
filed 2003-08-12
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

For the Period Ended June 30, 2003.

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

YES

NO    X

At July 31, 2003, the Company had outstanding 13,561,318 shares of common stock, $.01 par value per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,838	$16,554
Marketable securities	25,307	25,061
Accounts receivable, net	9,638	11,011
Inventories	4,872	3,266
Deferred income taxes	3,026	4,660
Prepaid expenses and other current assets	723	1,035

Total current assets	59,404	61,587
Property and equipment, net	1,478	1,605
Product rights, net	1,199	1,293
Deferred income taxes	890	890

	$62,971	$65,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,685	$16,321

Total current liabilities	10,685	16,321
Stockholders’ equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	0	0
Common stock - $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 13,437 shares at June 30, 2003 and 13,306 shares at March 31, 2003	193	193
Additional paid-in capital	59,285	59,879
Treasury shares - at cost; 5,858 at June 30, 2003 and
5,989 at March 31, 2003	(25,649)	(26,694)
Retained earnings	18,253	15,472
Accumulated other comprehensive income	204	204

Total stockholders’ equity	52,286	49,054

	$62,971	$65,375

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002
Net sales	$17,497	$14,523
Cost of goods sold	5,470	5,319

Gross profit	12,027	9,204

Operating expenses:
Advertising and promotion	4,465	4,115
Selling, general and administrative	3,341	2,763

Total operating expenses	7,806	6,878

Operating income	4,221	2,326
Interest income	194	229

Income before income taxes	4,415	2,555
Income tax expense	1,634	1,000

Net income	$2,781	$1,555

Basic net income per share	$.21	$.11

Diluted net income per share	$.20	$.11

Weighted average number of common
shares outstanding	13,357	13,556

Weighted average number of common and
assumed conversion shares outstanding	14,238	14,193

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2003	2002
Operating activities:
Net income	$2,781	$1,555
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	240	313
Deferred income taxes	1,634	1,000
Changes in operating assets and liabilities:
Accounts receivable	1,373	3,279
Inventories	(1,606)	268
Prepaid expenses and other current assets	312	(37)
Accounts payable and accrued expenses	(5,636)	(1,245)

Net cash from operating activities	(902)	5,133

Investing activities:
Purchases of marketable securities	(14,204)	(16,067)
Sales of marketable securities	13,958	10,938
Payments for purchases of property and equipment	(4)	(25)
Payments for product rights	(15)	(120)

Net cash from investing activities	(265)	(5,274)

Financing activities:
Proceeds from issuance of common stock
under stock plans	451	312
Purchase of treasury shares	0	(475)

Net cash from financing activities	451	(163)

Net change in cash and cash equivalents	(716)	(304)
Cash and cash equivalents:
Beginning of period	16,554	5,553

End of period	$15,838	$5,249

The accompanying notes are an integral part
of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2003 and 2002 and March 31, 2003 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the periods presented.

Note 1 — Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 with the exception of the following new pronouncement, being adopted during the quarter ended June 30, 2003:

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation”. This statement supercedes SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends disclosure requirements to require prominent disclosures in annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The interim disclosure provisions became effective for the Company for the interim period beginning January 1, 2003. The annual disclosure provisions became effective for the Company for the year ended March 31, 2003.

The Company implemented SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” for financial instruments entered into or modified after May 31, 2003. There was no material impact on the Company’s consolidated financial position or results of operations as the result of implementing this standard.

Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Note 2 — Stock-Based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Accordingly, no compensation expense associated with the fair market value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements.

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows:

	For the Three Months Ended June 30,
	2003	2002
Net income, as reported	$2,781	1,555
Deduct: Total stock-based compensation expense
determined under the fair value based method for all awards,
net of tax	98	129

Proforma net income	$2,683	1,426

Earnings per share:
Basic — as reported	$.21	$.11

Basic — proforma	$.20	$.11

Diluted — as reported	$.20	$.11

Diluted — proforma	$.19	$.10

Note 3 — Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows:

	June 30, 2003	March 31, 2003
Finished goods	$3,372	$2,225
Raw materials and component parts	1,500	1,041

Total inventories	$4,872	$3,266

Note 4 — Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net income	$2,781	$1,555
Change in unrealized gain on marketable securities,
net of income tax	0	63

Total comprehensive income	$2,781	$1,618

Note 5 - Earnings Per Share
A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Average common shares outstanding	13,357	13,556
Assumed conversion of stock options	881	637

Average common and assumed
conversion shares	14,238	14,193

Note 6 — Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of June 30, 2003, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended March 31, 2003.

The Company’s revenues are derived primarily from the manufacture and sale of the Breathe Right® nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to a deviated nasal septum. The Company began marketing FiberChoice® chewable tablets, an innovative bulk fiber supplement in March of 2000. The Company began marketing Breathe Right Snore Relief™ throat spray in March of 2002. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring.

The Company has experienced in the past, and expects to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to advertising levels and seasonality of sales, as described below, as well as increases and decreases in purchases by distributors in anticipation of future demand by consumers.

Results of Operations

Net sales for the June 2003 quarter were $17.5 million versus $14.5 million in the June 2002 quarter. Net sales for the June 2003 quarter was impacted by $485,000 primarily relating to a reduction of estimated promotional spending liabilities.

Domestic sales for the June quarter of 2003 were $14.6 million compared to $12.7 million for the same quarter of 2002. Sales for the 2003 June quarter were higher due to a full quarter of sales of Snore Relief throat spray, as well as increased sales of other Breathe Right branded products and FiberChoice chewable tablets.

International sales were $2.9 million for the June quarter of 2003 compared to $1.8 million for the same quarter of 2002. Sales for the 2003 June quarter were higher primarily due to new product shipments in several countries, allergy season promotion activity and unusually low sales to Japan for the same quarter of 2002 as the Japanese distributor worked through excess inventory.

Gross profit was $12.0 million for the June quarter of 2003 compared to $9.2 million for the same quarter of 2002. Gross profit as a percentage of net sales increased to 68.7% for the June quarter of 2003 compared to 63.4% for the same quarter of 2002. The higher gross profit percentage in 2003 resulted primarily from lower material costs and reduced freight expense.

Advertising and promotion expenses were $4.5 million for the June quarter of 2003 compared to $4.1 million for the same quarter of 2002. Expenditures for the Breathe Right brand declined by $1.3 million, due primarily to a switch in the quarter to spot television advertising which is less expensive than direct response television advertising and sampling that was used in the prior year. Expenditures for the FiberChoice brand increased by $1.2 million as a result of expanding the advertising efforts to reach 68% of the United States. International advertising and promotion expenses increased by $500,000 due to snoring advertising in Japan.

Selling, general and administrative expenses were $3.3 million or 19.1% of sales for the June quarter of 2003 compared to $2.8 million or 19.0% of sales for the same quarter of 2002. This increase was primarily the result of increased spending in the June 2003 quarter for new product development.

Operating income for the June quarter of 2003 was $4.2 million compared to $2.3 million for the same quarter of 2002.

Investment income was $194,000 for the June quarter of 2003 compared to $229,000 for the same quarter of 2002. The decrease was primarily the result of lower market interest rates, partially offset by higher balances of interest bearing assets.

Net income for the June quarter of 2003 was $2.8 million compared to $1.6 million for the same quarter of 2002. Income tax expense was $1.6 million or 37% of income before taxes for the June quarter of 2003 compared to $1.0 million or 39% of income before taxes for the same quarter of 2002.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cough and cold seasons.

Liquidity and Capital Resources

At June 30, 2003, the Company had cash, cash equivalents and marketable securities of $41.1 million and working capital of $48.7 million.

Company operations used cash of $902,000 for the June quarter of 2003 compared with cash provided of $5.1 million for the same quarter of 2002. Net income, that included non cash deferred tax expense of $1.6 million and a decrease in accounts receivable of $1.4 million was more than offset by an increase in inventories of $1.6 million and the payment of operating liabilities of $5.6 million causing the negative impact on cash for the June 2003 quarter.

The Company had net purchases of $246,000 of marketable securities in the June quarter of 2003 compared to net purchases of $5.1 million for the same quarter of 2002.

The Company issued 255,526 shares of common stock for $1.1 million during the June quarter of 2003 under its Employee Stock Purchase Plan. The Company did not repurchase any shares of common stock in the June quarter of 2003. There remain 531,600 shares of common stock that can be repurchased by the Company in connection with the repurchase program that was authorized by the board of directors.

The Company believes that its existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Accounting Policies and Recent Accounting Pronouncements

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgement based on its understanding and analysis of the relevant circumstances. Note 1 to the condensed consolidated financial statements and the critical accounting policies section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 provide important information about the significant accounting policies followed in the preparation of the Company’s financial statements and accounting pronouncements applicable to the Company.

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,”“anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the fiscal third and fourth quarters of each year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposure is primarily interest rate risk related to its cash, cash equivalents and investments in marketable securities. The Company’s risk to interest rate fluctuations has not materially changed since March 31, 2003. See Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

        The Company’s Chief Executive Officer, Marti Morfitt, and interim Chief Financial Officer, Marcia O’Brien, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Control Over Financial Reporting.

        There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this Report:

3.1	Amended and Restated Bylaws of CNS, Inc. (as amended on July 15, 2003)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certifications of interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)	Reports on Form 8-K

During the quarter covered by this report, the Company furnished a Current Report on
Form 8-K dated April 24, 2003 reporting, under Item 12, the disclosure of information regarding its results of operations for its fiscal year and quarter ended March 31, 2003 and attaching as an exhibit a press release regarding its results of operations for that period under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           CNS, Inc.

           Registrant

Date:

August 12, 2003

By:

/s/  Marti Morfitt

Marti Morfitt

President & Chief Executive Officer

Date:

August 12, 2003

By:

/s/  Marcia L. O’Brien

Marcia L. O’Brien

Interim Chief Financial Officer