Form 10-Q
period 2003-09-30
CNS INC /DE/
filed 2003-11-07
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

For the Period Ended September 30, 2003.

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

YES

NO    X

At October 31, 2003, the Company had outstanding 13,666,318 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended September 30, 2003
Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except per share amounts)

	September 30, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$6,702	$16,554
Marketable securities ( note 3 )	35,317	25,061
Accounts receivable, net	13,458	11,011
Inventories ( note 4 )	5,558	3,266
Deferred income taxes	1,483	4,660
Prepaid expenses and other current assets	2,073	1,035

Total current assets	64,591	61,587
Property and equipment, net	1,629	1,605
Product rights, net	1,125	1,293
Deferred income taxes	890	890

	$68,235	$65,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,561	$16,321

Total current liabilities	11,561	16,321
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	—	—
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 13,587 shares at
September 30, 2003 and 13,306 shares at March 31, 2003	193	193
Additional paid-in capital	58,891	59,879
Treasury shares – at cost; 5,708 at September 30, 2003 and
5,989 at March 31, 2003	(24,499)	(26,694)
Retained earnings	21,927	15,472
Accumulated other comprehensive income	162	204

Total stockholders’ equity	56,674	49,054

	$68,235	$65,375

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

Net sales	$20,621	$17,386	$38,118	$31,910
Cost of goods sold	6,454	5,912	11,923	11,231

Gross profit	14,167	11,474	26,195	20,679

Operating expenses:
Advertising and promotion	4,207	2,881	8,674	6,996
Selling, general and administrative	3,422	3,015	6,762	5,778

Total operating expenses	7,629	5,896	15,436	12,774

Operating income	6,538	5,578	10,759	7,905
Interest income	183	240	377	468

Income before income taxes	6,721	5,818	11,136	8,373
Income tax expense ( note 9 )	2,486	2,300	4,120	3,300

Net income	$4,235	$3,518	$7,016	$5,073

Basic net income per share ( note 7 )	$.31	$.26	$.52	$.37

Diluted net income per share ( note 7 )	$.29	$.25	$.49	$.36

Weighted average number of common
shares outstanding	13,549	13,509	13,454	13,532

Weighted average number of common and
assumed conversion shares outstanding	14,627	14,004	14,404	14,093

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,

	2003	2002

Operating activities:
Net income	$7,016	$5,073
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	478	634
Deferred income taxes	3,177	3,346
Changes in operating assets and liabilities:
Accounts receivable	(2,447)	862
Inventories	(2,291)	(329)
Prepaid expenses and other current assets	(1,039)	(54)
Accounts payable and accrued expenses	(5,321)	(161)

Net cash from operating activities	(427)	9,371

Investing activities:
Purchases of marketable securities	(42,302)	(25,299)
Sales of marketable securities	32,005	19,854
Payments for purchases of property and equipment	(282)	(25)
Payments for product rights	(52)	(223)

Net cash from investing activities	(10,631)	(5,693)

Financing activities:
Proceeds from issuance of common stock
under stock plans	1,206	423
Purchase of treasury shares	—	(1,089)

Net cash from financing activities	1,206	(666)

Net change in cash and cash equivalents	(9,852)	3,012
Cash and cash equivalents:
Beginning of period	16,554	5,553

End of period	$6,702	$8,565

The accompanying notes are an integral part
of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2003 and 2002 and March 31, 2003 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal, recurring accruals) necessary for a fair presentation of results for the periods presented.

Note 1 – Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 with the exception of the following new pronouncements being adopted during the six month period ended September 30, 2003:

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation”. This statement supercedes SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends disclosure requirements to require prominent disclosures in annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions became effective for the Company for the year ended March 31, 2003. The interim disclosure provisions became effective for the Company for the interim period beginning April 1, 2003.

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

Note 2 – Stock-Based Compensation
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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$4,235	$3,518	$7,016	$5,073
Deduct: Total stock-based compensation expense
determined under the fair value based method
for all awards, net of tax	68	115	166	244

Proforma net income	$4,167	$3,403	$6,850	$4,829

Earnings per share:
Basic – as reported	$.31	$.26	$.52	$.37
Basic – proforma	$.31	$.25	$.51	$.36
Diluted – as reported	$.29	$.25	$.49	$.36
Diluted – proforma	$.28	$.24	$.48	$.34

Note 3 – Marketable Securities
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

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	September 30, 2003	March 31, 2003

Finished goods	$3,635	$2,225
Raw materials and component parts	1,923	1,041

Total inventories	$5,558	$3,266

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

Domestic – Breathe Right	$16,153	$13,676	$28,622	$24,634
Domestic – FiberChoice	2,371	1,621	4,386	3,365
International	1,971	2,039	4,913	3,851
Domestic – Other	126	50	197	60

Total net sales	$20,621	$17,386	$38,118	$31,910

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

Net income	$4,235	$3,518	$7,016	$5,073
Unrealized gain(loss) on marketable
securities, net of income tax	(42)	77	(42)	140

Total comprehensive income	$4,193	$3,595	$6,974	$5,213

Note 7 – Earnings Per Share
A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

Average common shares outstanding	13,549	13,509	13,454	13,532
Assumed conversion of stock options	1,078	495	950	561

Average common and assumed conversion shares
	14,627	14,004	14,404	14,093

Note 8 – Dividends
The Company declared a $.04 per share cash dividend on August 26, 2003 for shareholders of record as of October 2, 2003 and paid on October 16, 2003. Total amount of dividends paid on October 16, 2003 was $561,000. No dividends were paid in the prior period.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of September 30, 2003, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended March 31, 2003.

The Company’s revenues are derived primarily from the manufacture and sale of the Breathe Right® nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to nasal congestion resulting from colds, allergies, sinusitis, and deviated nasal septum. The Company began marketing FiberChoice® chewable tablets, an innovative bulk fiber supplement in March of 2000. The Company began marketing Breathe Right Snore Relief™ throat spray in March of 2002. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring.

The Company introduced Vapor Shot! personal vaporizer in March of 2003. Vapor Shot! which is packaged with a reusable cup, vapor concentrating lid and 8 effervescent tablets, provides instant drug free relief from nasal congestion due to colds and allergies.

The Company has experienced in the past, and expects to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to timing and levels of marketing promotions and seasonality of sales, as described below, as well as increases and decreases in purchases by distributors in anticipation of future demand by consumers.

Results of Operations

Net sales for the quarter ended September 2003 were $20.6 million, an increase of 18.6% versus net sales of $17.4 million in the quarter ended September 2002. Net sales for the quarter ended September 2003 were favorably impacted by $618,000, primarily relating to a reduction of estimated promotional spending liabilities. Net sales increased by 19.4% to $38.1 million for the six month period ended September 2003 compared to $31.9 for the same period last year.

Domestic net sales were $18.7 million for the September quarter of 2003 compared to $15.3 million for the same quarter of 2002, an increase of 22.2%. Contributing to the results were increased sales of Breathe Right nasal strips, strong initial sales of Breathe Right Vapor Shot! personal vaporizer to retailers and strong growth in FiberChoice sales. For the six months ended September 2003, domestic net sales increased 18.3% to $33.2 million compared to $28.1 million for the same period of 2002. For the six months ended September 30, 2003, domestic Breathe Right net sales were $28.6 million, an increase of 16.2% versus $24.6 million in the prior year and FiberChoice net sales were $4.4 million, an increase of 30.3% from $3.4 million for the same period of 2002.

International sales for the quarter ended September 2003 were comparable to the same quarter of 2002 at $2.0 million. International net sales for the six months ended September 2003 of $4.9 million increased 27.6% compared to net sales of $3.9 million for the same period of 2002.

Gross profit was $14.2 million for the September quarter of 2003 compared to $11.5 million for the same quarter of 2002 and was $26.2 million for the six months ended September 2003 compared to $20.7 million for the same period of 2002. Gross profit as a percentage of net sales increased to 68.7% for the September quarter of 2003 compared to 66.0% for the same quarter of 2002 and was 68.7% for the six months ended September 2002 compared to 64.8% for the same period of 2002. The higher gross profit percentage in 2003 resulted primarily from lower material costs and reduced freight expense.

Advertising and promotion expense for the September quarter of 2003 was $4.2 million compared to $2.9 million for the same period of 2002 as a result of an increase in FiberChoice advertising spending of $1.3 million. For the six months ended September 2003, advertising and promotion expense was $8.7 million compared to $7.0 million for the previous comparable period. For the six months ended September 2003, expenditures for the FiberChoice brand increased by $2.5 million as a result of expanded advertising efforts. International advertising and promotion expenses increased by $600,000, primarily due to a snoring advertising test in Japan.

Selling, general and administrative expenses were $3.4 million for the September quarter of 2003 compared to $3.0 million for the same quarter of 2002, and were $6.8 million for the six months ended September 2003 compared to $5.8 million for the same period of 2002. This increase related to increased spending for new product development. Selling, general and administrative expenses dropped as a percentage of net sales from 18.1% for the six month period ended September 2002 to 17.7% for the six month period ended September 2003.

Operating income for the September quarter of 2003 was $6.5 million compared to $5.6 million for the same quarter of 2002. For the six months ended September 2003, operating income was $10.8 million compared to $7.9 million for the same period of 2002.

Investment income was $183,000 for the September quarter of 2003 compared to $240,000 for the same quarter of 2002. Investment income for the six months ended September 2003 was $377,000 compared to $468,000 for the comparable period of 2002. The decrease was primarily the result of lower market interest rates, partially offset by higher balances of interest bearing assets.

Net income for the September quarter of 2003 was $4.2 million compared to $3.5 million for the same quarter of 2002. Income tax expense was $2.5 million or 37.0% of income before taxes for the September quarter of 2003 compared to $2.3 million or 39.5% of income before taxes for the same quarter of 2002. For the six month period ended September 2003, net income was $7.0 million compared to $5.1 million for the comparable period of 2002. Income tax expense for the six months ended September 2003 was $4.1 or 37.0% of income before taxes compared to $3.3 million or 39.4% for the same period of 2002.

Seasonality

The Company believes that a portion of Breathe Right nasal strip use is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cough/flu season.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash, cash equivalents and marketable securities of $42.0 million and working capital of $53.0 million.

Net cash of $427,000 was used for operating activities during the six month period ended September 2003 compared with net cash provided from operating activities of $9.4 million for the same period of 2002. Cash provided by operations for the six month period ended September 2003 was impacted by increases in accounts receivable, inventories, and prepaid expenses and the payment of operating liabilities including a $1.0 million payment of estimated federal income tax.

The Company had net purchases of $10.3 million of marketable securities during the six month period ended September 2003 compared to net purchases of $5.4 million for the same period of 2002.

The Company issued 280,526 shares of common stock for $1.2 million during the six months ended September 2003 under its Employee Stock Purchase Plan. The Company did not repurchase any shares of common stock in the six months ended September 2003. The Company has authority to repurchase up to 531,600 shares of its common stock in connection with the repurchase program that has been authorized by the board of directors.

The Company declared a $.04 per share dividend on August 26, 2003 for shareholders of record as of October 2, 2003 and paid on October 16, 2003. The total dividend payment was $561,000. No dividends were paid in the prior period.

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

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 with the exception of the following new pronouncements being adopted during the six month period ended September 30, 2003:

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation”. This statement supercedes SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, the statement amends disclosure requirements to require prominent disclosures in annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure provisions became effective for the Company for the year ended March 31, 2003. The interim disclosure provisions became effective for the Company for the interim period beginning April 1, 2003.

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

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,”“will,” “expect,” “plan,” “intend,”“anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the fiscal third and fourth quarters of each year due to increased nasal strip usage during the cough/cold season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Marti Morfitt, and Chief Financial Officer, Samuel E. Reinkensmeyer, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)   Changes in Internal Control Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On August 27, 2003, CNS, Inc. held its Annual Meeting of Stockholders. Of the 13,432,318 shares of common stock entitled to vote, 12,898,363 were represented in person or by proxy at the meeting and these shares were voted as follows:

1.    To elect eight (8) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected.

Nominee	Votes For	Votes Withheld
Daniel E. Cohen	12,576,354	322,009
Patrick Delaney	11,754,279	1,144,084
R. Hunt Greene	12,176,006	722,357
Andrew J. Greenshields	11,508,813	1,389,550
Marti Morfitt	12,457,032	441,331
H. Robert Hawthorne	11,622,102	1,276,261
Richard Perkins	11,394,529	1,503,834
Morris J. Siegel	12,733,492	164,871

2.    To amend the CNS, Inc. 2000 Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder by 650,000.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
9,704,831	3,128,703	64,829	0

3.    To ratify and approve the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2004.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
11,938,119	937,786	22,458	0

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this Report:

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

(b)     Reports on Form 8-K

        During the quarter covered by this report, the Company furnished a Current Report on Form 8-K dated July 17, 2003 reporting, under Item 12, the disclosure of information regarding its results of operations for its quarter ended June 30, 2003 and attaching as an exhibit a press release regarding its results of operations for that period under Item 7.

        During the quarter covered by this report, the Company also filed a Current Report on Form 8-K dated August 26, 2003 reporting, under item 5, a quarterly dividend. A press release related to the announcement of the dividend was attached as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, INC.
Date: November 6, 2003	By: /s/ Marti Morfitt Marti Morfitt President & Chief Executive Officer
Date: November 6, 2003	By: /s/ Samuel E. Reinkensmeyer Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer