Form 10-Q
period 2003-12-31
CNS INC /DE/
filed 2004-02-06
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 .

Commission File Number: 0 - 16612

CNS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1580270
(State or other jurisdiction o	(I.R.S. Employer
incorporation or organization)	Identification No.)

7615 Smetana Lane
Eden Prairie, MN 55344
(Address of principal executive offices including zip code)

(952) 229-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ___X___      NO _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES _______      NO ___X___

At January 30, 2004, the Company had outstanding 13,744,334 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended December 31, 2003
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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	December 31, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$11,460	$16,554
Marketable securities (note 3)	35,412	25,061
Accounts receivable, net	17,566	11,011
Inventories (note 4)	4,181	3,266
Deferred income taxes	2,223	4,660
Prepaid expenses and other current assets	1,032	1,035

Total current assets	71,874	61,587
Property and equipment, net	1,654	1,605
Product rights, net	1,134	1,293
Deferred income taxes (note 9)	515	890

	$75,177	$65,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,595	$16,321

Total current liabilities	17,595	16,321
Stockholders’ equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	—	—
Common stock - $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 13,677 shares at
December 31, 2003 and 13,306 shares at March 31, 2003	193	193
Additional paid-in capital	58,812	59,879
Treasury shares - at cost; 5,618 at December 31, 2003 and
5,989 at March 31, 2003	(24,095)	(26,694)
Retained earnings	22,589	15,472
Accumulated other comprehensive income	83	204

Total stockholders’ equity	57,582	49,054

	$75,177	$65,375

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

Net sales	$26,395	$25,914	$64,514	$57,823
Cost of goods sold	8,396	8,119	20,321	19,350

Gross profit	17,999	17,795	44,193	38,473

Operating expenses:
Advertising and promotion	12,516	13,407	21,190	20,402
Selling, general and administrative	3,737	3,204	10,499	8,983

Total operating expenses	16,253	16,611	31,689	29,385

Operating income	1,746	1,184	12,504	9,088
Investment income	160	240	538	709

Income before income taxes	1,906	1,424	13,042	9,797
Income tax expense	716	550	4,836	3,850

Net income	$1,190	$874	$8,206	$5,947

Basic net income per share (note 7)	$.09	$.07	$.61	$.44

Diluted net income per share (note 7)	$.08	$.06	$.57	$.42

Weighted average number of common
shares outstanding (note 7)	13,654	13,422	13,521	13,495

Weighted average number of common and
potential common shares outstanding (note 7)	14,773	13,966	14,493	14,034

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended December 31,

	2003	2002

Operating activities:
Net income	$8,206	$5,947
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	724	953
Deferred income taxes	2,812	3,850
Other	2	1
Changes in operating assets and liabilities:
Accounts receivable	(6,555)	(5,774)
Inventories	(915)	826
Prepaid expenses and other current assets	3	(345)
Accounts payable and accrued expenses	1,274	7,614

Net cash from operating activities	5,551	13,072

Investing activities:
Purchases of marketable securities	(73,818)	(36,317)
Sales of marketable securities	63,348	30,748
Payments for purchases of property and equipment	(440)	(27)
Payments for product rights	(174)	(376)

Net cash from investing activities	(11,084)	(5,972)

Financing activities:
Proceeds from issuance of common stock
under stock plans	1,529	951
Purchase of treasury shares	—	(1,916)
Payment of cash dividends	(1,090)	—

Net cash from financing activities	439	(965)

Net change in cash and cash equivalents	(5,094)	6,135
Cash and cash equivalents:
Beginning of period	16,554	5,553

End of period	$11,460	$11,688

The accompanying notes are an integral part
of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal, recurring accruals, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

Note 1 – Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, with the exception of the following new pronouncements being adopted during the nine month period ended December 31, 2003:

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

Note 2 – Stock-Based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Accordingly, no compensation expense associated with the intrinsic value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements.

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2003	2002	2003	2002

Net income, as reported	$1,190	$874	$8,206	$5,947
Deduct: Total stock-based
compensation expense determined under
the fair value based method for all
awards, net of tax
	(255)	(143)	(421)	(387)

Proforma net income	$935	$731	$7,785	$5,560

Earnings per share:
Basic - as reported	$.09	$.07	$.61	$.44
Basic - proforma	$.07	$.05	$.58	$.41
Diluted - as reported	$.08	$.06	$.57	$.42
Diluted - proforma	$.06	$.05	$.54	$.40

Note 3 – Marketable Securities
The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Any unrealized gains and losses, net of deferred income taxes, are included in stockholders’ equity as a separate component of other comprehensive income. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, results in a charge to operations resulting in the establishment of a new cost basis for the security. Realized securities gains or losses are included in investment income in the consolidated statements of operations.

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	December 31, 2003	March 31, 2003

Finished goods	$2,592	$2,225
Raw materials and component parts	1,589	1,041

Total inventories	$4,181	$3,266

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

Domestic - Breathe Right	$19,498	$17,305	$48,122	$41,939
Domestic - FiberChoice	2,317	1,687	6,702	5,051
International	4,571	6,831	9,484	10,681
Domestic - Other	9	91	206	152

Total net sales	$26,395	$25,914	$64,514	$57,823

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

Net income	$1,190	$874	$8,206	$5,947
Unrealized gain(loss) on marketable
securities, net of income tax	(79)	(37)	(120)	103

Total comprehensive income	$1,111	$837	$8,086	$6,050

Note 7 — Earnings Per Share
A reconciliation of weighted average common and assumed conversion shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

Average common shares outstanding	13,654	13,422	13,521	13,495
Potential common shares	1,119	544	972	539

Average common and potential common shares
	14,773	13,966	14,493	14,034

For the three months ended December 31, 2003 and December 31, 2002 there were 0 and 295,220 options, respectively, that were not included in the calculation of assumed converted shares due to the exercise price being higher than the year to date average market price. For the nine months ended December 31, 2003 and December 31, 2002 there were 337,020 and 295,220 options, respectively, that were not included in the calculation of assumed converted shares due to the exercise price being higher than the year to date average market price.

Note 8 – Dividends
The Company declared a $.04 per share cash dividend on November 5, 2003 for shareholders of record as of November 21, 2003 and paid on December 5, 2003. Total amount of dividends paid on December 5, 2003 was $529,000. Total dividends paid for the nine months ended December 31, 2003 were $1,090,000. There were no dividends paid for the nine months ended December 31, 2002.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of December 31, 2003, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) may contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed under “Forward-Looking Statements” and elsewhere in this report.

This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended March 31, 2003.

The Company’s revenues are derived primarily from the manufacture and sale of the Breathe Right® nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to nasal congestion resulting from colds, allergies, sinusitis, and deviated nasal septum. The Company began marketing FiberChoice® chewable tablets, an innovative fiber supplement in March of 2000. The Company began marketing Breathe Right Snore Relief™ throat spray in March of 2002. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring.

The Company introduced Vapor Shot! personal vaporizer in March of 2003. Vapor Shot! which is packaged with a reusable cup, vapor concentrating lid and 8 effervescent tablets, provides instant drug free relief from nasal congestion due to colds and allergies.

The Company has experienced in the past, and expects to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to timing and levels of marketing promotions and seasonality of sales, as described below, as well as increases and decreases in purchases by the Company’s customers and distributors in anticipation of future demand by consumers.

Results of Operations

Net sales for the quarter ended December 2003 were $26.4 million, an increase of 1.9% versus net sales of $25.9 million in the quarter ended December 2002. Net sales increased by 11.6% to $64.5 million for the nine month period ended December 2003 compared to $57.8 million for the same period last year. Net sales for the nine months ended December 2003 and December 2002 were favorably impacted by $1.3 million and $619,000, respectively, primarily relating to a reduction of estimated promotional spending liabilities.

Domestic net sales were $21.8 million for the December quarter of 2003 compared to $19.1 million for the same quarter of 2002, an increase of 14.1%. Contributing to the results was strong growth in Breathe Right nasal strips and FiberChoice chewable tablets. For the nine months ended December 2003, domestic net sales increased 16.8% to $55.0 million compared to $47.1 million for the same period of 2002. For the nine months ended December 2003, domestic Breathe Right net sales were $48.1 million, an increase of 14.8% versus $41.9 million in the prior year and FiberChoice net sales were $6.7 million, an increase of 31.7% from $5.1 million for the same period of 2002.

International net sales for the quarter ended December 2003 were $4.6 million compared to $6.8 million for the quarter ended December 2002. International net sales for the nine months ended December 2003 of $9.5 million decreased 11.2% compared to net sales of $10.7 million for the same period of 2002. The decrease in international net sales for the three months and nine months ended December 2003 results primarily from a change in timing of shipments to the Company’s distributor in Japan. The December 2002 quarter was favorably impacted by the Japanese distributor purchasing most of the product that would be sold through the entire cough and allergy season; for fiscal 2004 shipments to Japan are expected to be concentrated in the quarter ending March 31, 2004, in order to better align these shipments with consumer demand.

Gross profit was $18.0 million for the December quarter of 2003 compared to $17.8 million for the same quarter of 2002 and was $44.2 million for the nine months ended December 2003 compared to $38.5 million for the same period of 2002. Gross profit as a percentage of net sales increased to 68.5% for the nine months ended December 2003 compared to 66.5% for the same period of 2003. The higher gross profit percentage in 2003 resulted primarily from lower material costs and reduced royalty expense as the result of changes in the product mix.

Advertising and promotion expense for the December quarter of 2003 was $12.5 million compared to $13.4 million for the same period of 2002 as a result of increased advertising for domestic Breathe Right being more than offset by lower advertising in the United Kingdom and Japan. For the nine months ended December 2003, advertising and promotion expense was $21.1 million compared to $20.4 million for the previous comparable period. For the nine months ended December 2003, advertising expenditures for the FiberChoice brand increased by $3.3 million as a result of expanded media efforts.

Selling, general and administrative expenses were $3.7 million for the December quarter of 2003 compared to $3.2 million for the same quarter of 2002, and were $10.5 million for the nine months ended December 2003 compared to $9.0 million for the same period of 2002. This increase related to increased spending for new product development and additional marketing resources.

Operating income for the December quarter of 2003 was $1.7 million compared to $1.2 million for the same quarter of 2002. For the nine months ended December 2003, operating income was $12.5 million compared to $9.1 million for the same period of 2002. Operating income as a percentage of net sales improved to 19.4% for the nine months ended December 2003 compared to 15.7% for the previous comparable period.

Investment income was $160,000 for the December quarter of 2003 compared to $240,000 for the same quarter of 2002. Investment income for the nine months ended December 2003 was $538,000 compared to $709,000 for the comparable period of 2002. The decrease was primarily the result of lower market interest rates, partially offset by higher balances of interest bearing assets.

Net income for the December quarter of 2003 was $1.2 million compared to $874,000 for the same quarter of 2002. Income tax expense was $716,000 or 37.7% of income before taxes for the December quarter of 2003 compared to $550,000 or 38.6% of income before taxes for the same quarter of 2002. For the nine month period ended December 2003, net income was $8.2 million compared to $5.9 million for the comparable period of 2002. Income tax expense for the nine months ended December 2003 was $4.8 million or 37.1% of income before taxes compared to $3.9 million or 39.3% for the same period of 2002.

Seasonality

The Company believes that the majority of Breathe Right nasal strip consumer usage is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold/flu season.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash, cash equivalents and marketable securities of $46.9 million and working capital of $54.3 million.

Net cash of $5.6 million was provided from operating activities during the nine month period ended December 2003 compared with net cash provided from operating activities of $13.1 million for the same period of 2002. Cash provided by operations for the nine month period ended December 2003 was impacted by increases in accounts receivable, inventories and operating liabilities. For the nine months ended December 2002, net cash from operations was impacted by a significant increase in accounts payable and accrued expenses due to the timing of promotions.

The Company had net purchases of $10.5 million of marketable securities during the nine month period ended December 2003 compared to net purchases of $5.6 million for the same period of 2002.

The Company issued 371,138 shares of common stock for $1.5 million during the nine months ended December 2003 under its Employee Stock Purchase Plan and shareholder approved equity compesation plans. The Company did not repurchase any shares of common stock in the nine months ended December 2003. The Company has authority to repurchase up to 531,600 shares of its common stock in connection with the repurchase program that has been authorized by the board of directors.

The Company declared a $.04 per share dividend on November 4, 2003 for shareholders of record as of November 21, 2003 and paid on December 5, 2003. The total dividend payments were $1.1 million for the nine months ended December 2003. No dividends were paid during the nine months ended December 2002.

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

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 with the exception of the following new pronouncements being adopted during the nine month period ended December 31, 2003:

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

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,”

or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the fiscal third and fourth quarters of each year due to increased nasal strip usage during the cold/flu season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases most of its major components for its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

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

 (b)        Reports on Form 8-K

        During the quarter covered by this report, the Company furnished a Current Report on Form 8-K dated October 16, 2003 reporting, under Item 12, the disclosure of information regarding its results of operations for its quarter ended September 30, 2003 and attaching as an exhibit a press release regarding its results of operations for that period under Item 7.

        During the quarter covered by this report, the Company also filed a Current Report on Form 8-K dated November 5, 2003 reporting, under Item 5, a quarterly dividend. A press release related to the announcement of the dividend was attached as an exhibit under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, INC.

Date: February 6, 2004	By: /s/ Marti Morfitt
Marti Morfitt
President & Chief Executive Officer

Date: February 6, 2004	By: /s/ Samuel E. Reinkensmeyer
Samuel E. Reinkensmeyer Vice President of Finance, Chief
Financial Officer and Treasurer