Form 10-K
period 2004-03-31
CNS INC /DE/
filed 2004-06-14
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

As of March 31, 2004, the aggregate market value of the Company’s Common Stock held by non-affiliates is $141,098,952, computed by reference to the closing sales price of the Company’s Common Stock of $11.01 on September 30, 2003, the last business day of the Company’s most recently completed second fiscal quarter.

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):   YES     X       No

As of June 4, 2004, the Company had outstanding 13,845,743 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference:   Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 25, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   BUSINESS

General

        CNS, Inc. (the “Company”) is in the business of developing and marketing consumer health care products, including Breathe Right® nasal strips, Breath Right Snore Relief™ throat spray, Breathe Right Vapor Shot!™ personal vaporizer and FiberChoice® chewable fiber tablets. The Company focuses on products that address important consumer needs within the aging well/self care market, including better breathing and digestive health.

        The Company’s principal product, the Breathe Right nasal strip, improves breathing by reducing nasal airflow resistance. Nasal strips provide temporary relief from nasal congestion, reduce snoring and reduce breathing difficulties due to a deviated nasal septum. Breathe Right nasal strips, and the entire Breathe Right product line, provide “drug free” solutions to these consumer conditions.

        The Company further extended the Breathe Right brand in fiscal 2003 by launching Breathe Right Snore Relief throat spray. Snore Relief spray works by lubricating and soothing dry throats, while a natural astringent firms loose throat tissue to reduce the vibrations that cause snoring. Breathe Right nasal strips are also an effective snoring treatment. Nasal strips work by opening nasal passages and thereby reducing mouth breathing that leads to snoring. These two product lines provide a portfolio of solutions for snoring.

        In fiscal 2004, the Company launched Breathe Right Vapor Shot!™ personal vaporizer. Vapor Shot! is a drug-free convenient personal vaporizer designed to relieve day-time congestion related to colds, flu and allergies. This product builds on the existing line of Breathe Right mentholated vapor strips, which are primarily used to relieve night-time congestion.

        The Company introduced its FiberChoice® chewable fiber tablets in March, 2000. The FiberChoice product is a chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber.

        In addition to expanding the Breathe Right® and FiberChoice brands and introducing other new products, the Company is exploring possibilities for acquiring or licensing new consumer health care products that have established consumer brands, particularly those that complement the Company’s drug-free, better breathing and digestive health platforms. The Company is also considering opportunities for licensing new products and technologies.

        On January 23, 2002, the Company implemented a fiscal year-end change from December 31 of each year to March 31 of each year. The change in its fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cold/flu season within the same fiscal year.

Management

        The Company’s management structure is organized into strategic business teams to expand the Breathe Right and Fiber-Choice brands and to develop and launch new products: Breathe Right Brand Team; FiberChoice Team; International Team and New Business Development Team. The Company believes that its team focus and organization model enables the Company to more effectively implement its business strategies.

        Breathe Right Brand Team.   The Company’s Breathe Right Brand Team is responsible for the strategic development and management of the Breathe Right nasal strip and other products that carry the Breathe Right brand name. Breathe Right nasal strip products currently represent the cornerstone of the Company’s business. The Company intends to exploit new markets and opportunities that it believes exist for its current nasal strip products and plans to commercialize potential new Breathe Right branded products.

        FiberChoice Team.   The FiberChoice Team is responsible for the strategic development and management of the FiberChoice fiber supplement business including new product development related to the “digestive health” product platform. The Company introduced FiberChoice® chewable fiber tablets in March, 2000.

        International Team.   The International Team is responsible for developing and managing the Company’s overseas markets and its relationships with international distributors and representatives. The Company began shipping Breathe Right® nasal strips to new distributor partners in Europe, Australia and Japan during 2000. The international team is focused on continued development of nasal strips in existing country markets, as well as the future introduction of selected Breathe Right new products within international markets, and further geographic expansion over time into new country markets that present meaningful opportunities.

        New Business Development Team.   The New Business Development Team is focused on the expansion of the Company’s product base through the development, acquisition or licensing of promising consumer health care products. The New Business Development Team is responsible for identifying and evaluating potential new products, inventions and other business prospects that will enable the Company to achieve its long-term growth and profit objectives, including opportunities for the acquisition of established product lines and brands that may become the basis for a third brand platform.

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

        The Breathe Right nasal strip includes two embedded plastic strips. When folded down onto the sides of the nose, the Breathe Right nasal strip lifts the side walls of the nose outward to open the nasal passages. The product improves nasal breathing upon application and does not include any drugs, thereby avoiding any medicinal side effects. The Breathe Right nasal strip is offered in three sizes (kids, small/medium and large) to accommodate the range of nose sizes. The Breathe Right nasal strip is packaged for the consumer market in various quantities ranging between 8 to 38 strips per box. The Company believes that the Breathe Right nasal strips are priced competitively compared to medicinal decongestants with retail prices ranging between $3.99 and $14.99 per box.

        The Company expanded the Breathe Right nasal strip line with the introduction of Breathe Right nasal strips with mentholated vapors and Breathe Right nasal strip for kids in 2000. The mentholated vapor strip uses traditional Breathe Right strip technology but contains a soothing mentholated aroma for additional relief. The Company believes that its mentholated vapor strip product has increased the Company’s customer base for nasal strip products by more clearly communicating that Breathe Right nasal strips can reduce nasal congestion. In fiscal 2004, the Company will increase advertising and promotion of its clear nasal strip, as a good solution for consumers with dry or sensitive skin types.

        Other Breathe Right Brand Products.   Breathe Right Snore Relief™ throat spray is a drug-free product that addresses a different cause of snoring than nasal strips by lubricating and soothing dry throats while a natural astringent firms loose tissues to reduce the vibrations that produce snoring. This product leverages the Company’s existing position in the better breathing/snoring product category and complements existing Breathe Right® product offerings. Breathe Right VaporShot! personal vaporizer works by dropping an effervescent tablet into hot water in the customized VaporShot! cup which delivers an intense shot of mentholated vapors that instantly provides soothing comfort for your nose. This product leverages the Company’s line of Breathe Right mentholated vapor strips for colds. Breathe Right saline nasal spray is a non-habit forming, drug-free product that restores moisture to comfort and soothe dry, irritated nasal passages due to colds, allergies, dry air (low humidity), air pollution and the overuse of nasal decongestants.

        FiberChoice® Chewable Fiber Tablets.   FiberChoice is an orange-flavored, chewable tablet that offers consumers an effective, convenient, good-tasting way to supplement their daily intake of dietary fiber. Two tablets contain four grams of fiber and provide more than twice the amount of fiber per dose versus other convenient fiber supplements. The active ingredient in FiberChoice tablets is inulin, a natural fiber source. Inulin is also a prebiotic that helps promote the growth of healthy intestinal tract bacteria. FiberChoice tablets can be taken without water and have been clinically proven to be as effective as powder alternatives. The product is available in both regular and sugar-free varieties and is packaged in 90-count and 36-count bottles and 10-count tubes.

Markets

        Breathe Right Brand Product Line.   The Breathe Right brand of products includes Breathe Right nasal strip, Breathe Right Snore Relief throat spray, Breathe Right Vapor Shot! personal vaporizer and Breathe Right saline nasal spray. The Company intends to continue expanding the Breathe Right brand with the introduction of additional products within the better breathing product category.

        Air impedance in the nose accounts for approximately one-half of the total airway resistance involved in the respiratory system. If the effort to breathe through the nose during sleep is excessive, the person will resort to mouth breathing, promoting snoring, dry mouth, sore throat and mini-awakenings which disrupt sleep. In addition, nasal breathing difficulties during sleep are often caused by nasal congestion found in people who have a common cold, allergies and sinusitis and by those who experience nasal obstruction due to a deviated nasal septum. The Company believes that people with chronic conditions such as snoring or allergies or with structural nasal problems such as deviated septa are more predisposed to use Breathe Right products on a regular or daily basis, while seasonal sufferers are likely to use Breathe Right products as needed especially during the cold/flu season. Consumers suffering from these conditions are currently the primary users of the Company’s Breathe Right products and are the main targets of its advertising.

        The Company’s marketing efforts capitalize on the benefits of Breathe Right® products to consumers in various, and often overlapping, consumer market segments:

•

Nasal Congestion Relief.   Most Americans suffer some nasal congestion annually as a result of the common cold, while nasal congestion as a result of allergies affects approximately 35 million Americans. The Company believes that Breathe Right nasal strips are often used as either an alternative or as an adjunct to decongestant drugs (including nasal sprays and oral decongestants). This broad cold/flu/allergy market represents significant potential for the Breathe Right brand. In 1999, the Company commenced marketing efforts aimed at repositioning the Breathe Right nasal strip as well as the Breathe Right brand as a product that provides relief for the common cold. This repositioning as a product for colds was reinforced by the introduction of Breathe Right mentholated vapor strips and Breathe Right Vapor Shot! personal vaporizer.

•

 Snoring Relief.   Based on results from clinical trials, Breathe Right products were effective in reducing snoring in approximately 85% of the participants. This market remains very important to the Company since approximately 37 million people snore regularly, while another 50 million people snore occasionally. The Company believes that snorers can be targeted effectively and directly through relationship marketing efforts as well as through broad-based advertising.

•

Improved Breathing for Consumers with Deviated Septa.   Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right nasal strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum.

•

Athletic Market.   The Company believes that Breathe Right nasal strips make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that Breathe Right nasal strips provided physiologic advantages in ventilation and heart rate during mid-level exercise. Other exercise physiology studies have been conducted and add to the substantiation of the positive effects of Breathe Right nasal strips during exercise. The Company retains the services of selected athletes to endorse Breathe Right nasal strips to increase the visibility of the product, which leads to greater awareness of the product and the Breathe Right brand.

        FiberChoice® Chewable Fiber Tablets.   Approximately 10 million U.S. households annually purchase bulk fiber products, primarily to promote regularity and improve digestive health. The bulk fiber category represents approximately $340 million in U.S. retail sales. The Company believes this is an attractive product category due to the aging of the baby-boomer generation. As people age, they frequently develop digestive problems. People over 55 years old are three times more likely to purchase a bulk fiber supplement than those younger than 55. Baby boomers are generally more active and demanding than their parents. These consumers search for solutions that do not hamper their active lifestyles. Additionally, most Americans only get 10-15 grams of fiber a day, while dietary experts recommend 25-30 grams daily. Two FiberChoice tablets provide four grams of fiber per dose and can be taken with or without water. The Company believes that its FiberChoice chewable fiber tablet represents a solution as an effective, convenient and good-tasting alternative for supplementing dietary fiber intake.

Growth Strategies

        Marketing Campaigns for Breathe Right® Nasal Strips.   The Company’s marketing efforts for Breathe Right products are directed to different consumer markets — the nasal congestion market and the snoring market. The Company has primarily used television advertising to market its products. The Company’s advertising focuses on the Breathe Right brand benefits of providing instant, drug-free relief from nasal congestion and snoring. The Company also uses product promotion programs, such as sampling, coupons and public relations activities to encourage product trial and repeat purchases. Marketing communications are generally designed to promote trial of Breathe Right brand products by increasing consumer awareness of the benefits of each product.

        Marketing efforts for Breathe Right nasal strips as an aid in the prevention of snoring have also included direct mail sampling and sampling through direct response television. In both programs, self-identified snorers were sent a sample of Breathe Right nasal strips along with a brochure explaining the causes of snoring and how the Company’s Breathe Right products can alleviate the condition.

        In fiscal year 2005, the Company intends to build its Breathe Right brand by focusing its marketing efforts on the relaunch of clear nasal strips and on building additional awareness and trial of Breathe Right VaporShot! and mentholated vapor nasal strips.

        Marketing Campaigns for FiberChoice® Chewable Fiber Tablets.   The Company’s marketing efforts for FiberChoice tablets are directed toward all consumers who do not get the recommended amount of fiber in their diet. In 2002, the Company tested a new advertisement in four markets that simply states that busy people usually do not get the fiber they need from their diets and that FiberChoice tablets offer at least twice as much fiber per dose than any other convenient fiber supplement. During fiscal 2003, the Company expanded its successful four-market advertising test to thirteen markets. The Company broadened the FiberChoice brand marketing efforts to 68% of the United States in fiscal 2004 with strong results.

        Increasing Product Trial and Frequency of Product Usage.   The Company uses a combination of advertising, sampling, promotions, public relations and celebrity endorsements to increase consumer awareness and to encourage consumer trial and repeat purchases of its products.

        Developing New Products.   The Company believes that the Breathe Right and FiberChoice brand names are two of the Company’s most valuable assets and intends to leverage these assets by future introduction of new products.

        The Company is focused on the future expansion of its product lines through the acquisition and development of unique consumer health care products and technologies that have good market potential, particularly those that complement the Company’s drug-free, better breathing platform or digestive health platform. The Company routinely evaluates the merit of product concepts and acquisition opportunities and, from time to time, may acquire or license the rights to products which it believes could successfully be sold through the Company’s established distribution channels.

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

        Developing Domestic Distribution.   Breathe Right® and FiberChoice products are sold to mass merchandise stores, drug stores, grocery stores, warehouse clubs, military base stores and on-line retailers in the United States. The Company sells its products through a direct sales force that concentrates on serving certain key retail accounts as well as through sales representatives referred to in the industry as brokers.

        Breathe Right nasal strips are typically positioned in the cough, cold and allergy sections of stores because they provide benefits similar to those obtained with other decongestant products. Breathe Right saline nasal spray is also usually positioned in the same section of the store as Breathe Right nasal strips since the products are typically used by those suffering from congestion, allergies and colds. Breathe Right Snore Relief throat spray and Breathe Right Vapor Shot! personal vaporizer are also usually positioned in the cold/flu section of stores, adjacent to Breathe Right nasal strips. FiberChoice chewable tablets are positioned in the bulk fiber and laxative sections of stores.

        The Company’s retail customers include national chains of mass merchants, drug stores and grocery stores such as Wal-Mart, Kmart, Target, Eckerd, Walgreens, RiteAid, CVS, Kroger and Albertson’s and warehouse clubs such as Sam’s Club and Costco, as well as regional and independent stores in the retail channels. In fiscal 2004, Wal-Mart accounted for approximately 26% of sales. The loss of this customer or any other large retailer would require the Company to replace the lost sales through other retail outlets and could disrupt distribution of the Company’s products or result in a loss of revenue.

        Expanding Company Presence in International Markets.   The Company believes that there is significant market potential for its products outside the United States. The Company devotes significant resources to the development of its international business. The Company is considering additional distributors and representatives for distribution of its nasal strip products in additional international markets. The Company believes that the network that it has established for the international distribution of Breathe Right nasal strips will also enable the Company to build its international marketing and distribution capacity for other products. The Company is currently testing FiberChoice in selected international markets.

        From August of 1995 through September of 1999, The 3M Company (“3M”) was the exclusive distributor of the Company’s Breathe Right nasal strip products outside the United States and Canada. The contractual relationship with 3M produced lower than anticipated results in international markets. The Company believed that international markets required an increased level of focus, advertising and promotion to reach their potential. On September 30, 1999, the Company and 3M agreed to terminate the existing distribution agreement in a manner that enabled the Company to take a direct and immediate role in the sale, marketing and distribution of its nasal strip products in international markets. As part of the agreement, 3M also agreed not to sell any nasal dilator devices for a period of two years, which period ended on June 30, 2002.

        In 2000, the Company established a broad-ranging international distribution system for the Breathe Right nasal strip business that consists of both sales representatives and reselling distributors. The Company has established relationships with distributors in Canada, Australia, Japan, Hong Kong and major markets in Europe. The Company is also pursuing additional distribution opportunities. Sales are supervised by the Company from its Minnesota headquarters and by CNS International, Inc., a wholly-owned domestic subsidiary with one business manager in Europe. The business manager supervises and coordinates the activities of the distributors and sales representatives in Europe. Distributors are appointed largely on an exclusive basis, with territories consisting of one or more countries, and it is expected that this pattern will continue. The Company retains control over the packaging and advertising in all territories. Most shipments are made in bulk, either to reselling distributors who package for the local market, or to warehouse facilities abroad, where final packaging is arranged by the Company directly before shipment to retailers.

Manufacturing and Operations

        The Company currently subcontracts with multiple manufacturers to produce its products. The Company does no in-house product production. Each of the manufacturers makes Breathe Right and FiberChoice products to the Company’s specifications using materials specified by the Company. The contract manufacturers have all entered into confidentiality agreements with the Company to protect the Company’s intellectual property rights. Company quality control and operations personnel regularly inspect the contract manufacturers to observe processes and procedures in an attempt to ensure compliance with FDA Good Manufacturing Practice Standards. Finished goods are also inspected to ensure that they meet quality requirements. The Company works closely with its material vendors and contract manufacturers to reduce scrap and waste, improve efficiency and improve yields to reduce the manufacturing costs of the product. The Company has received certification that it has established and maintains a quality system which meets the requirements of ISO 9001:2000/EN 46001.

        To ensure consistent quality and supply, the Company has multi-year contracts with manufacturers that purchase most of the major components for the Breathe Right nasal strips directly from 3M. In 2001, the Company entered into a multi-year contract with 3M that provides for consistent supply, adherence to specifications and pricing. Although similar materials are currently available from other suppliers, the Company has historically utilized 3M components in its products. Although the Company believes that this relationship will not be disrupted or terminated, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost-effective manner could adversely affect the Company’s operations until new sources of these components become available.

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

        Many of the Company’s competitors have significantly greater financial and operating resources than the Company. The Company has developed and implemented marketing strategies aimed at minimizing the impact of competitive products. As a result of these strategies and other steps taken by the Company, the Breathe Right nasal strip has maintained approximately 90% of the nasal dilator market despite the entry of other competitors into the market place.

        The Company believes the patents owned and licensed by the Company on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products similar to the Breathe Right nasal strip in the United States and most major international markets. The Company intends to aggressively enforce its patent rights covering the Breathe Right nasal strip and has engaged in litigation to protect its patent rights.

        There can be no assurance that potential competitors will not be able to develop nasal dilation products which circumvent the Company’s patents. In addition, external nasal dilator products compete in broader consumer markets with many alternative decongestant and sinus relief products and snoring remedies in the United States and international markets.

        FiberChoice® Chewable Fiber Tablet.   The market for dietary fiber supplements is highly competitive and dominated by large companies with greater resources and better established brand recognition than the Company. Competitors included Metamucil® manufactured by Proctor and Gamble, Citrucel® manufactured by GlaxoSmithKline and FiberCon® manufactured by Wyeth. The Company believes that its FiberChoice chewable fiber tablet is a unique product with significant market potential that offers consumers an effective, convenient and good-tasting alternative to existing products with more fiber per dose than any other convenient fiber supplement. The technology of the FiberChoice chewable fiber tablet is currently protected by one issued U.S. patent with other U.S. and international patents pending.

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

        FDA regulations classify medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices, usually invasive, for which pre-market approval (as distinct from pre-market notification) is required before commercial marketing to assure product safety and effectiveness. Nasal dilators, such as the Company’s Breathe Right strips, have been classified by the FDA as Class I devices.

        Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application (“PMA”). A 510(k) clearance will be granted if the submitted data establish that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. The Company has received 510(k) pre-market notification approvals to market the Breathe Right nasal strip as a device that can (i) temporarily relieve the symptoms of nasal congestion and stuffy nose, (ii) eliminate or reduce snoring, (iii) improve nasal breathing by reducing nasal airflow resistance, and (iv) temporarily relieve breathing difficulties due to a deviated nasal septum.

        The Company’s FiberChoice product is considered to be a dietary supplement and is regulated under the Federal Food, Drug, and Cosmetic Act as amended by the Dietary Supplement Health and Education Act “DSHEA” of 1994, and under the Fair Packaging and Labeling Act. There is generally no requirement that a company obtain a license or approval from FDA before marketing dietary supplements in the United States. The FDA is currently developing regulations for certain provisions of the DSHEA that may affect the regulation of the Company’s FiberChoice product line. However, at this time, the impact of any proposed regulation on the Company or its products is not certain.

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

        On February 18, 2004, the Company, together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to the Company. The matter, which will now proceed to trial, is in the discovery stage. See “Item 3. Legal Proceedings.”

        The Company has registered its Breathe Right and FiberChoice trademarks in the United States and in several foreign countries and is seeking further registration of those trademarks and other trademarks.

Employees

        At June 11, 2004, the Company had 54 full-time employees and 3 part-time employees, of whom 15 were engaged in operations, 21 in general administration, and 21 in marketing and sales. There are no unions representing Company employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

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

Name and Age	Office
Daniel E. Cohen (51)	Chairman of the Board and Director

Marti Morfitt (46)	President, Chief Executive Officer and Director

Samuel Reinkensmeyer (43)	Vice President of Finance and Chief Financial Officer

John J. Keppeler (42)	Vice President of Worldwide Sales

Linda Kollofski (51)	Vice President of Marketing

Larry R. Muma (53)	Vice President of Operations

Carol J. Watzke (56)	Vice President of Consumer Strategy

        Daniel E. Cohen has served as the Company’s Chairman of the Board since 1993 and has served as a director of the Company since its formation in 1982. Mr. Cohen also served as the Company’s Chief Executive Officer from 1989 to June 2001 and as Treasurer from 1982 to March 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

        Marti Morfitt has served as the Company’s President and Chief Executive Officer since June 2001 and its President and Chief Operating Officer from March 1998 to June 2001. Ms. Morfitt has served as a director of the Company since 1998. From September 1982 to February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to February 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

        Samuel Reinkensmeyer has served as the Company’s Chief Financial Officer since October 14, 2003. From March 2000 until joining the Company, Mr. Reinkensmeyer was employed by ValueVision Media Inc., a television and Internet retailer which owns and operates ShopNBC and ShopNBC.com serving most recently as its Senior Vice President of Finance and Investor Relations. From August 1988 to February 2000, he served in various financial positions at The Pillsbury Company, most recently as Finance Director, Pillsbury North America. Previously, Mr. Reinkensmeyer worked for Citicorp and PriceWaterhouse.

        John J. Keppeler has served as the Company’s Vice President of Worldwide Sales since August of 1999 and has served as the Company’s Vice President of Sales from 1998 to 1999. From November of 1986 to June of 1998, Mr. Keppeler served in a series of sales and customer marketing positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Director of Category & Customer Development for the Green Giant and Progresso Business.

        Linda Kollofski has served as the Company’s Vice President of Domestic Marketing since February of 2004 and as Vice President of New Business Development from November of 2002 to January of 2004. Prior to joining the Company in 2002, Ms. Kollofski was principal of Linda K. Consulting, Inc. from October of 1994 to October of 2002. Ms. Kollofski provided marketing expertise to various Pillsbury brands including Haagen-Daz, Totino’s and Green Giant as well as to Telex Communications, Hazeldon Foundation publishing business and the Company’s FiberChoice brand. Previously, Ms. Kollofski served in senior marketing and new business development positions with the Hazeldon Foundation, Dow Brands, Pillsbury and Munsingwear.

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

Item 2.   PROPERTIES

        The Company leases approximately 73,000 square feet of office and warehouse space in Eden Prairie, Minnesota. The lease expires in November of 2010 and contains a renewal option. Monthly payments on the lease are $61,766.

Item 3.   LEGAL PROCEEDINGS

        On February 18, 2004, the Company, together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to the Company.  The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs.  Silver Eagle has counterclaimed for a declaration that the asserted patents are invalid and not infringed and asks for its attorneys’ fees and costs.  CNS quickly sought a preliminary injunction forbidding Silver Eagle from making, using or selling or offering the infringing dilator for sale, which the Court denied.  The matter, which will now proceed to trial, is in the discovery stage.

        Additionally, from time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company’s Common Stock has been traded on The Nasdaq Stock Market under the symbol “CNXS” since April 8, 1994. The following table sets forth the high and low last sale prices of the Company’s Common Stock for the period indicated which cover the Company’s fiscal years ending March 31, 2004 and 2003.

Fiscal Year Ended March 31, 2004	High	Low
Quarter Ended March 31, 2004	14.49	9.91
Quarter Ended December 31, 2003	13.70	11.02
Quarter Ended September 30, 2003	11.72	8.52
Quarter Ended June 30, 2003	8.92	6.25
Fiscal Year Ended March 31, 2003	High	Low
Quarter Ended March 31, 2003	7.19	5.87
Quarter Ended December 31, 2002	6.79	5.08
Quarter Ended September 30, 2002	6.15	5.00
Quarter Ended June 30, 2002	7.11	5.54

        On June 4, 2004, the last sale price of the Common Stock was $10.20 per share.

Shareholders

        As of June 4, 2004, there were approximately 600 owners of record of the Company’s Common Stock.

Dividends

        The Company paid three quarterly dividends of $.04 per share of Common Stock during fiscal 2004. No dividends were paid during fiscal 2003. The payment of future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business considerations.

Information Regarding Equity Compensation Plans

        The following table sets forth information regarding the Company’s equity compensation plans in effect as of March 31, 2004. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans	1,887,560	$5.87	451,590
approved by stockholders:
Equity compensation plans not	-0-	-0-	-0-
approved by shareholders:
Totals	1,887,560	$5.87	451,590

        The equity compensation plans approved by CNS, Inc. shareholders are the 2000 Amended Stock Option Plan, the 1994 Amended Stock Plan, the 1990 Stock Plan and the 1987 Employee Incentive Stock Option Plan. No shares remain available for future awards under any of the 1990 or 1987 Plans.

        The Company also maintains a 1989 Employee Stock Purchase Plan, participation in which is available to substantially all of the Company’s employees. Participating employees may purchase the Company’s common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the participation period. The six-month participation period runs from January 1 to June 30 and from July 1 to December 31 each year. Employees may contribute up to 10% of their base compensation to the plan subject to certain IRS limits on stock purchases through the plan. This plan has been approved by the Company’s shareholders.

Item 6.   SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this Report. The Consolidated Statements of Operations and Balance Sheet data presented below as of and for the Years Ended December 31, 1999 through March 31, 2004 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Report or previously filed with the Securities and Exchange Commission on Form 10-K, which have been audited by KPMG LLP, independent certified public accountants.

FINANCIAL HIGHLIGHTS
(In thousands, except per share amounts)

	Years ended
	Mar 31 2004	Mar 31 2003	Dec 31 2001	Dec 31 2000	Dec 31 1999
Net sales	$86,980	$79,075	$76,242	$61,777	$38,409
Operating income (loss)	12,748	9,639	(1,225)	(17,843)	(18,696)
Net income (loss)	8,547	6,516	81	(15,660)	(13,756)
Diluted net income (loss) per share	$0.59	$0.46	$0.01	$(1.09)	$(0.89)
Working capital	$54,900	$45,266	$32,712	$32,507	$50,183
Total assets	73,534	65,375	50,618	56,344	65,337
Stockholders' equity	58,644	49,054	36,612	36,937	53,584

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In this discussion, our fiscal years ended March 31, 2004 and 2003 and December 31, 2001 are referred to as fiscal year 2004, 2003 and 2001, respectively.

History

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

        During 2000, the Company launched FiberChoice® chewable fiber tablets. The tablets are positioned in the bulk fiber category and give the Company an entry into the digestive health products market. FiberChoice chewable fiber tablets can be taken without water and have been clinically proven to be as effective as powder alternatives.

        In 2001, the Company streamlined and realigned the Company’s resources to better match its strategic goals and to focus on building its core product lines. The Company recorded a special charge related to costs associated with this plan. Approximately 25% of the workforce, from throughout the organization, was eliminated. The cost savings relating to this plan were realized beginning in July of 2001.

        In 2002, the Company changed its fiscal year-end from December 31 to March 31. The change in its fiscal year end aligns the Company’s financial reporting with its business and customer planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cold/flu season within the same fiscal year. The first period to be reported in 2002 was a three-month stub period ending March 31, 2002.

        In fiscal 2003, the Company continued to expand its Breathe Right product line by launching Breathe Right Snore ReliefTM throat spray. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring. Breathe Right strips open nasal passages and reduce the mouth breathing that leads to snoring. These two products provide a portfolio of solutions for snoring.

        Breathe Right VaporShot! personal vaporizer was introduced during fiscal 2004. This product builds on the Company’s existing line of Breathe Right mentholated vapor strips for colds. Breathe Right VaporShot! personal vaporizer is a styrofoam cup with a fitted, vapor concentrating lid. It works by dropping an effervescent tablet into hot water in the VaporShot! cup which then delivers an intense shot of mentholated vapors that instantly provides soothing comfort for your nose. This product leverages the Company’s existing position in the better breathing product category and complements existing Breathe Right product offerings.

Growth Strategy and Financial Focus

        CNS designs and markets consumer health care products, including Breathe Right nasal strips, Breathe Right Snore Relief throat spray, Breathe Right Vapor Shot! Personal vaporizer and FiberChoice chewable fiber tablets. The Company’s products address consumer needs within the “better breathing” and “digestive health” segments of the consumer healthcare products market.

        For the year ended March 31, 2004, a breakdown of the Company’s net sales is as follows:

% of Net sales
Domestic Breathe Right products	73.7%
Domestic FiberChoice products	10.7
International (primarily Breathe Right products)	14.9
Other	.7

Total sales	100.0%

        The Company’s core competency is consumer marketing and sales within the mass merchandise, drug, and food channels of retail distribution. The Company considers its product lines to be unique and differentiated relative to competing products. CNS generates strong consumer demand for its products through substantial investments in advertising and promotional campaigns, which stimulate brand and product awareness, as well as consumer trial and repeat purchases.

        The Company’s financial focus is to achieve sustainable long-term growth in revenues, operating profit and operating cash flow.

        Revenue.   CNS is concentrating its revenue growth efforts in three areas. The first priority is the growth of the high margin Breathe Right brand, both domestically and internationally, in order to leverage the Company’s most valuable brand equity. The second priority for revenue growth is the continued development of the “digestive health” platform, anchored by the successful FiberChoice brand. The final growth priority is the acquisition or internal development of a third brand platform that will further leverage the Company’s existing core competencies in the United States market.

        Operating Profit.   During the past three fiscal years, the Company has increased its operating profit at a rate which exceeds the growth rate of net sales. This has been achieved primarily through a combination of targeting growth in higher margin products, by lowering product cost of goods sold, and improving the efficiency of the Company’s advertising and promotion campaigns. The Company intends to continue its focus on improving operating profit margins over the long term.

        Operating Cash Flow.   The Company is also focused on growing its operating cash flow primarily through sustainable growth in revenue and net income, as well as continued focus on maintaining an efficient level of working capital. The Company’s operating model is to contract with third parties to manufacture its products, thereby avoiding the capital investment associated with manufacturing plants and equipment, and also retaining flexibility to partner with industry-leading manufacturers who can supply the Company’s various product lines. The Company also focuses on maintaining an efficient level of working capital by closely managing days sales outstanding of accounts receivable, inventory levels and payment terms with suppliers.

Accounting Policies

        In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make judgments, estimates and decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements.

        The Company’s critical accounting policies include the following:

        Revenue Recognition, Sales Returns and Other Allowances, and Allowance for Doubtful Accounts.   Revenue from sales is recognized when all of the following criteria have been met: a valid customer order with a fixed price has been received; title and risk of loss transfer to the customer; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Revenue is reduced for provisions for trade promotions, estimated sales returns, certain promotional costs and other allowances in the same period as the related sales are recorded. Management must make estimates of potential future product returns and other allowances related to current period revenue. Management analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The Company has established a reserve of $1.3 million for future sales returns and other allowances as of March 31, 2004. Similarly, management must make estimates of the uncollectability of accounts receivables. Management specifically analyzes customer account balances, historical bad debts, current economic trends and changes in the timing of customer payments. The balance of accounts receivable was $11.4 million, net of the allowance for doubtful accounts of $380,000 as of March 31, 2004.

        Inventory Valuation.   Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. The Company analyzes the cost and the market value of inventory items and establishes the appropriate valuation reserves. The Company has established a reserve for excess or obsolete inventory of $551,000 as of March 31, 2004. Management believes that the inventory valuation results in carrying inventory at the lower of cost or market.

        Accounting for Income Taxes.   As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Based on the level of historical taxable income and projections of future taxable income for the periods, in which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company eliminated the valuation allowance of $9.1 million related to the net deferred tax assets as of March 31, 2002.

        Trade and Consumer Promotions.   Management judgment is involved in recognizing the amount and timing of trade and consumer promotion activities. Management regularly reviews current period and prior period promotional liabilities and assesses customers’ and consumers’ participation and performance levels related to various promotional activities. The vast majority of year end liabilities associated with these activities are resolved within the following fiscal year and therefore, do not require highly uncertain long-term estimates. The Company has established a liability for trade and consumer promotions of $1.6 million as of March 31, 2004.

Operating Results

        On January 23, 2002, the Company changed its fiscal year-end from December 31 to March 31. The first period to be reported in 2002 was a three-month stub period ended March 31, 2002. The change in fiscal year-end aligns the Company’s financial reporting period with its business and customer-planning cycle. The Company believes this change provides a clearer picture of the Company’s financial results by including an entire cold/flu season within the same fiscal year.

        The tables below set forth certain selected financial information of the Company and the percentage of net sales represented by certain items included in the Company’s statements of operations for the periods indicated. For fiscal 2001, certain amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on the operating net (loss) or net income. Amounts are in thousands, except per share amounts.

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002
Net sales	$86,980	$79,075	$76,242	$19,135
Cost of goods sold	26,904	25,992	27,698	6,390

Gross profit	60,076	53,083	48,544	12,745

Operating expenses:
Advertising and promotion	33,101	30,930	34,256	8,796
Selling, general and administrative	14,227	12,514	14,583	3,213
Special charges	0	0	930	0

Total operating expenses	47,328	43,444	49,769	12,009

Operating income (loss)	12,748	9,639	(1,225)	736
Investment income	725	821	1,242	236
Gain on sales of marketable securities	0	18	64	36

Income before income taxes	13,473	10,478	81	1,008
Income tax expense (benefit)	4,926	3,962	0	(9,126)

Net income	$8,547	$6,516	$81	$10,134

Basic net income per share	$.63	$.48	$.01	$.74

Diluted net income per share	$.59	$.46	$.01	$.71

Operating results shown as a percent of net sales:

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	30.9	32.9	36.3	33.4

Gross profit	69.1	67.1	63.7	66.6

Operating expenses:
Advertising and promotion	38.0	39.1	45.0	46.0
Selling, general and administrative	16.4	15.8	19.1	16.8
Special charges	0.0	0.0	1.2	0

Total operating expenses	54.4	54.9	65.3	62.8

Operating income (loss)	14.7	12.2	(1.6)	3.8
Investment income	0.8	1.0	1.6	1.2
Gain on sales of marketable securities	0.0	0.0	0.0	.2

Income before income taxes	15.5	13.2	0.0	5.2
Income tax expense (benefit)	5.7	5.0	0.0	(47.7)

Net income	9.8%	8.2%	0.0%	52.9%

Net sales

        The following is a breakdown of net sales by brand and geographic area:

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001
					(unaudited)
Domestic
Breathe Right	$64,126	$57,855	$53,816	$13,591	$16,551
FiberChoice	9,290	7,084	6,373	1,536	2,137
Other	588	319	36	68	39

Total domestic	74,004	65,258	60,225	15,195	18,727
International
Japan	4,430	5,360	8,055	1,996	2,644
UK	2,349	2,275	2,378	426	665
Italy	1,899	2,020	2,312	260	621
Canada	1,372	1,161	1,102	346	296
Other	2,926	3,001	2,170	912	515

Total international	12,976	13,817	16,017	3,940	4,741

Net sales	$86,980	$79,075	$76,242	$19,135	$23,468

        Net sales for fiscal 2004 of $87.0 million increased 10.0% over fiscal 2003 sales of $79.1 million and an increase of 14.1% compared to fiscal 2001 sales. Domestic sales of Breathe Right® branded products grew to $64.1 million, representing an increase of 10.8 % over fiscal 2003 and 19.2% over fiscal 2001. The growth in the Breathe Right brand was the result of successful promotions of the Company’s nasal strip product line, as well as the launch of Breathe Right Snore Relief throat spray in fiscal 2003 and Breathe Right Vapor Shot! personal vaporizer in fiscal 2004. Domestic FiberChoice® sales for fiscal 2004 grew to $9.3 million, representing an increase of 31.1% over fiscal 2003 and 45.8% over fiscal 2001. Growth in domestic FiberChoice sales resulted from increased advertising and promotional campaigns, supporting the “fiber for health” consumer positioning.

        International sales decreased to $13.0 million dollars, down 6.1% versus fiscal 2003 and down 19.0% versus fiscal 2001. This decrease resulted primarily from lower shipments to the Company’s distributor in Japan, caused by high distributor inventory levels in that market. The Company expects to further lower distributor inventory levels in Japan during fiscal 2005 and thereby better align future shipments with consumer demand. As a result, the Company expects its net sales to its Japan distributor to decline in fiscal 2005; however, sales growth is expected in subsequent years.

        During fiscal 2004, CNS decided to exit its line of Flair equine products which are included in “other” on the net sales breakdown, shown on the prior page. The Company has terminated its agreements with its distributor of Flair products and the licensor of technology related to this business, effective April 30, 2004. Net sales of Flair products totaled $375,000 for fiscal 2004 and $268,000 for fiscal 2003.

Gross profit rate

        The Company’s gross margin rate is dependent on a number of factors and may fluctuate from quarter to quarter as well as year to year. These factors include the mix of products sold, the level at which promotional programs are executed, and the cost of materials and manufacturing. Gross margins continued to improve in fiscal 2004 to 69.1% compared to 67.1% and 63.7% in fiscal 2003 and 2001 respectively. The improving gross margin rates in 2004 and 2003 resulted primarily from lower product cost and increasing efficiency in procuring and distributing the Company’s product lines.

Advertising and promotion expense

        Advertising and promotion expenses were $33.1 million for fiscal 2004 compared to $30.9 million and $34.3 million for fiscal 2003 and fiscal 2001, respectively. For fiscal 2004, advertising and promotional expenses as a percentage of net sales of 38.0% continued to decrease compared to 39.1% and 45.0% for fiscal 2003 and fiscal 2001, respectively. This reduction is the result of economies of scale driven by growth of the Company’s product lines, as well as continuing efforts to develop more efficient and effective methods of stimulating consumer demand.

Selling, general and administrative expense

        Selling, general and administrative expenses were $14.2 million for 2004 compared to $12.5 million for 2003 and $14.6 million for 2001. Selling, general and administrative expense declined in fiscal 2003 as a result of the reduction and realignment of the Company’s workforce to better match its strategic direction and to focus on building the core Breathe Right and FiberChoice product lines. Selling, general and administrative expense increased in fiscal 2004 due to severance and recruitment costs associated with several changes on the Company’s management team.

Special charges

        The Company recorded a special charge of $930,000 in 2001 for the costs of implementing the Company’s corporate restructuring plan to streamline and realign the Company’s resources. The charge was primarily for severance benefits. As of March 31, 2004, the Company made all of the payments relating to this plan and therefore the balance of the accrued liability was $0.

Investment income

        Investment income was $725,000 for 2004 compared to $839,000 and $1.3 million for 2003 and 2001, respectively. The benefit of higher levels of marketable securities was more than offset by a decrease in market interest rates and a shift in the investment portfolio to lower yield, tax exempt securities, resulting in lower levels of investment income. The following table compares the average bond equivalent yield of various marketable securities held by the Company as of March 31, 2004 and March 31, 2003 (dollar amounts in thousands):

	March 31,
	2004			2003
	Fair Value	Ave. Yield		Fair Value	Ave. Yield
Commercial paper	$0	n/a	%	$5,415	1.28%
Municipal obligations	15,157	1.96		0	n/a
Corporate bonds	9,471	2.52		7,361	4.23
U.S. Government obligations	15,922	2.28		12,285	2.68

Total marketable securities	$40,550	2.23%		$25,061	2.83%

        The average remaining days to effective maturity of the Company’s portfolio of marketable securities has decreased to 403 days as of March 31, 2004 compared to 417 days as of March 31, 2003.

Income tax expense (benefit)

        Income tax expense was $4.9 million for 2004 compared to $4.0 million and $0 for 2003 and 2001, respectively. The effective tax rate for 2004 was 36.6% compared to an effective tax rate in 2003 of 37.8%. The reduction in the effective tax rate is the result of utilizing foreign export incentives and a change in investment strategy from taxable corporate and U.S. Government obligations to tax exempt municipal obligations. Refer to the following effective tax rate reconciliation table:

	For the Years Ended March 31,
	2004	2003
Federal Statutory rate	35.0%	35.0%
State rate, net of federal benefit	2.3	2.3
Other	(0.7)	0.5

Effective tax rate	36.6%	37.8%

        The Company did not recognize an income tax expense in 2001. Income before tax was offset by changes in deferred tax assets, including utilization of net operating loss and credit carryforwards for which a full valuation allowance had been previously established.

        The Company recognized a tax benefit of $9.1 million during the three month period ending March 31, 2002 as a result of reinstating net deferred tax assets, including the benefit of net operating loss carryforwards. Management believed at this time, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets were deductible, that it was more likely than not the Company would realize the benefits of the deductible differences. As of March 31, 2004, the Company has a deferred tax asset of $158,000 relating to state net operating loss and credit carryforwards.

Operating and Net Income

        Increases in sales, as well as improved gross margin rates and efficiencies in advertising and promotions, have provided significant improvement in operating income as well as net income. Operating income for fiscal 2004 was $12.7 million, up 32.3% compared to fiscal 2003 operating income of $9.6 million and up strongly from a net operating loss of $1.2 million for fiscal 2001. Diluted net income per share increased from $.01 in fiscal 2001, to $.46 per share for fiscal 2003 and $.59 per share for fiscal 2004.

Seasonality

        The Company has experienced in the past, and expects that it will continue to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to advertising levels and seasonality of sales, as well as increases and decreases in purchases by distributors and retailers in anticipation of future demand by consumers. The Company believes that significant portions of Breathe Right® product line are used for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons, corresponding with the Company’s third and fourth quarters.

Liquidity and Capital Resources

        At March 31, 2004, the Company had cash, cash equivalents and marketable securities of $49.4 million, an increase of 18.8% or $7.8 million from $41.6 million as of March 31, 2003. The Company has no long term debt. The Company believes that its existing funds will be sufficient to support its planned operations for the foreseeable future.

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002
Operating activities:
Net income (loss)	$8,547	$6,516	$81	$10,134
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation and amortization	958	1,251	1,244	330
Deferred income taxes	2,468	3,489	0	(9,126)
Other	60	16	90	74
Changes in operating assets and liabilities:
Accounts receivable	(383)	671	275	626
Inventories	(866)	1,199	(1,070)	1,357
Prepaid expense and other current assets	(1,801)	(36)	1,964	294
Accounts payable and accrued expenses	(428)	6,057	(5,401)	(3,742)

Net cash provided by (used in) operating activities	$8,555	$19,163	$(2,817)	$(53)

        Operating Activities.   The Company generated cash from operating activities of $8.6 million during fiscal 2004 compared to $19.2 million during fiscal 2003. For fiscal 2001, the Company used cash in operating activities of $2.8 million. The improvement in net income from $81,000 in fiscal 2001 to $6.5 million and $8.5 million in fiscal 2003 and 2004, respectively, contributed significantly to the improvement in cash flow. During fiscal years 2004 and 2003, the Company utilized deferred tax assets of $2.5 million and $3.5 million, respectively, having a positive impact on cash flow. For fiscal 2004, cash flow from operating activities was reduced by an increase in inventory of $866,000 and an increase in prepaid expenses and other current assets of $1.8 million. The increase in inventory was caused by higher finished goods inventory levels associated with the early end to the fiscal 2004 cold/flu season. The increase in prepaid expenses resulted primarily from overpayments of the Company’s estimated income tax liability. In fiscal 2003, the Company recorded a significant increase in accounts payable and accrued expenses of $6.1 million, resulting from trade promotions and advertising campaigns that were executed in the latter part of fiscal 2003 and not paid until fiscal 2004.

        Investing Activities.   Purchases of marketable securities exceeded sales and maturities by $15.6 million and $5.9 million in 2004 and 2003, respectively. For 2004, marketable securities purchased consisted primarily of U.S. Government obligations and tax exempt municipal securities.

        The Company purchased $478,000 and $60,000 of property and equipment in 2004 and 2003, respectively, primarily associated with upgrading its network of personal computers and software. The Company purchased $310,000; $510,000 and $357,000 of product rights during the 2004, 2003 and 2001, respectively.

        Financing Activities.   The Company paid cash dividends during 2004 of $1.6 million. No dividends had been paid during prior periods. In making the decision to initiate a cash dividend, the Company’s Board of Directors considered, among other things, the recent revisions to the U.S. income tax code that provides for favorable tax treatment of corporate dividends.

        The Company purchased 458,000 shares of its common stock for $2.8 million in 2003 and purchased 202,000 shares for $1.0 million in 2001. The Company did not repurchase any shares of its common stock in 2004. These treasury shares will be used to meet the Company’s obligations under its employee stock purchase plan and stock option plans, and for possible future acquisitions. The Company is authorized to repurchase an additional 531,000 shares as of March 31, 2004.

        The Company received $1.8 million in 2004 and $949,000 in 2003 from the exercise of stock options and issuance of stock under the employee stock purchase plan.

        Significant Agreements and Lease Obligations. The Company has entered into certain agreements and operating leases in order to secure product rights and office space. The following is a summary of significant agreements and lease obligations (in thousands):

Year ending March 31,	Minimum Royalties	Operating Leases	Total
2005	$795	$780	$1,575
2006	795	780	1,575
2007	795	762	1,557
2008	795	741	1,536
2009	795	741	1,536
Later years		1,236

Total		$5,040

        The Company has agreements that exclusively license intellectual property rights for certain products. Royalties due under these agreements are based on various percentages of net sales of related product lines. The licensing agreements are valid for the lives of the related patents, however, they may be terminated earlier under certain conditions. Total minimum royalties are not determinable since royalties continue for the life of current and potential future patents related to the licensed intellectual property.

        The Company has entered into operating leases for office space and office equipment. Leases expire at various dates beginning in 2007 through 2010. Management is not aware of any significant agreements or obligations that would have a material negative impact upon the Company’s short-term or long-term liquidity.

Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing of revenue recognition for sales undertakings to deliver more than one product or service. The Company will adopt EITF 00-21 on transactions beginning fiscal 2005, as required. The Company does not anticipate that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

        In December 2003, the Financial Accounting Standards Board (“FASB”) published a revision to FASB Interpretation 46 (“FIN 46”) to clarify some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, and to exempt certain entities from its requirements. The FASB issued, FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. As of March 31, 2004, the Company is not involved in any variable interest entities.

Forward-Looking Statements

        Certain statements contained in this Annual Report and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,”“will,” “expect,” “plan,” “intend,”“anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right® nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the third and fourth quarters of each fiscal year due to increased nasal strip usage during the cold/flu season and its revenues and earnings may be impacted by the severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases most of its nasal strip products from different contract manufacturers that obtain the raw materials from a single supplier.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company’s market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company has an investment policy which limits the types of securities in which it may invest as well as the length of maturities. No investment may exceed 36 months in maturity and the weighted average life of the portfolio may not exceed 18 months. The average life of the investment portfolio as of March 31, 2004 was 403 days.

        The table below provides information about the Company’s cash and cash equivalents and marketable securities as of March 31, 2004:

	Cost	Fair Value
	(in thousands)

Due within one year	$28,677	$28,755
Due after one year through three years	20,559	20,666

	$49,236	$49,421

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of March 31, 2004 and 2003, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income (Loss), and Cash Flows for each of the years ended March 31, 2004 and 2003 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 (unaudited), the Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm, are listed under Item 15 of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.   CONTROLS AND PROCEDURES

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

(b)   Changes in Internal Control Over Financial Reporting.

        There have been no significant changes in internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The following sets forth certain information with respect to the Company’s directors:

        Daniel E. Cohen, 51, has served as the Company’s Chairman of the Board since 1993 and has served as a director of the Company since its formation in 1982. Mr. Cohen also served as the Company’s Chief Executive Officer from 1989 to June 2001 and as Treasurer from 1982 to March 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

        Patrick Delaney, 61, has served as a director of the Company since 1983 and as the Company’s Secretary since 1995. A practicing attorney since 1967, Mr. Delaney retired as a partner in the Minneapolis-based law firm of Lindquist & Vennum P.L.L.P., counsel to the Company in December 2002. Mr. Delaney is a professional writer and serves on the board of a number of privately-held companies. In addition, he is a director of Community First Bankshares, Inc., a publicly-held multi-bank holding company.

        R. Hunt Greene, 53, has served as a director of the Company since 1985. Mr. Greene has been an investment banker for over twenty years. He is presently Managing Director and Member of Greene Holcomb & Fisher LLC (“GH&F”), a Minneapolis investment banking firm that was formed in 1995. GH&F has provided the Company with certain financial advisory and investment banking services from time to time since 1996.

        Andrew J. Greenshields, 66, has served as a director of the Company since 1986. Mr. Greenshields has been President of Pathfinder Ventures, Inc., Minneapolis, Minnesota, since 1980. He is also a general partner of Pathfinder Venture Capital Fund III and a general partner of Spell Capital Partners, LP, both of which are Minneapolis-based financial limited partnerships. Mr. Greenshields is also a director of Aetrium, Inc., a manufacturer of semi-conductor handling equipment.

        H. Robert Hawthorne, 59, has served as a director of the Company since 1999. Mr. Hawthorne was Chief Executive Officer of Ocean Spray Cranberries, Inc., a Boston-based food and beverage company, from February 2000 to November 2002. From 1997 to 1999, Mr. Hawthorne served as a director, President and Chief Executive Officer of Select Comfort Corporation, a Minneapolis-based company that manufactures air beds and sleep related products. From 1986 to 1997, Mr. Hawthorne served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from February 1992 to December 1997 as President of The Pillsbury Brands Group, a subsidiary of The Pillsbury Company.

        Marti Morfitt, 46, has served as the Company’s President and Chief Executive Officer since June 2001 and its President and Chief Operating Officer from March 1998 to June 2001. Ms. Morfitt has served as a director of the Company since 1998. From September 1982 to February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to February 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems.

        Richard W. Perkins, 73, has been a director of the Company since 1993. Mr. Perkins has been President, Chief Executive Officer and a director of Perkins Capital Management, Inc., a Minneapolis-based investment management company, since 1985. He is also a general partner of Spell Capital Partners, LP, a Minneapolis-based venture capital limited partnership. He is also a director of the following publicly-held companies: Synovis Life Technologies, Inc., a manufacturer of medical products; PW Eagle, Inc., a manufacturer of plastic pipe; Lifecore Biomedical, Inc., a medical device company; Nortech Systems, Inc., a contract manufacturer for the electronics industry; Vital Images, Inc., a medical diagnostic software company; Teledigital, Inc., a provider of software to the cellular phone industry; and Two Way TV (U.S.), Inc., a provider of software to the television game industry.

        Morris J. Siegel, 54, has served as a director of the Company since April 18, 2003. Mr. Siegel is the founder and retired chairman of Celestial Seasonings, Inc., a manufacturer and marketer of specialty herb teas. In 2000, Celestial Seasonings merged with The Hain Food Group, a natural, specialty, organic and snack food company. Mr. Siegel then served as vice chairman of the merged company, The Hain Celestial Group, Inc. and was Chief Executive Officer of Celestial Seasonings until September 2002. In 1987, Mr. Siegel founded Earth Wise, Inc., a marketer of environmentally friendly cleaning products and recycled trash bags. Mr. Siegel currently serves as a director of Whole Foods Market, Inc., a North American natural foods grocer. Mr. Siegel is also a director Annie’s HomeGrown Foods, Inc., which manufactures, markets and sells premium all natural and organic foods, and is a subsidiary of Solera Capital LLC.

        Karen T. Beckwith, 43, has served as a director of the Company since October 1, 2003. Since January 2003, Ms. Beckwith has served as the President and Chief Executive Officer of Gelco Information Network, a leading provider of expense and trade management solutions. From 1999 to January 2003, Ms. Beckwith served in various executive positions of Gelco Information Network, most recently as its Chief Financial Officer. Prior to that, she held a number of finance positions at Ceridian Corporation from 1995 to 1999, including Senior Vice President of Finance and Business Development and Integration.

_________________

        Certain other information required under this Item with respect to directors is contained in the Section “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 25, 2004 (the “2004 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

Executive Officers

        Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.   EXECUTIVE COMPENSATION

        Information required under this item is contained in the section entitled “Executive Compensation” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this item is contained in the section entitled “Security Ownership of Principal Stockholders and Management” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item is contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this item is contained in the section entitled “Relationship with Independent Accountants” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       Documents filed as part of this Report:

1.	Financial Statements.

Form 10-K Page Reference

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations for the Years Ended
March 31, 2004, March 31, 2003 and December 31, 2001 and
for the three months ended March 31, 2002 and March 31, 2001 (unaudited)	F-2

Consolidated Balance Sheets as of March 31, 2004 and 2003	F-3

Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the Years Ended March 31, 2004, March 31, 2003 and
December 31, 2001 and for the three months ended March 31, 2002	F-4

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2004, March 31, 2003 and December 31, 2001 and
for the three months ended March 31, 2002 and March 31, 2001 (unaudited)	F-5

Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedules.

None.

3.	Exhibits.

See “Exhibit Index” on the page following the Signature Page.

(b)       Reports on Form 8-K.

           During the fourth quarter covered by this report, the Company filed Current Reports on Form 8-K (a) dated January 22, 2004 reporting under Items 5 a quarterly dividend and attaching at Item 7 a related press release and (b) dated March 8, 2004 reporting under Items 5, 9 and 7 a press release announcing revised guidance for the fourth quarter ending March 31, 2004 and its product plans for fiscal year 2005 and attaching certain remarks of Marti Morfitt, the Company’s Chief Executive Officer, made at a March 8, 2004 telephone conference.

           During the fourth quarter covered by this report, the Company also furnished a Current Report on Form 8-K dated January 22, 2004 reporting under Items 7 and 12 a press release disclosing material non-public information regarding its results of operations for the quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS, INC. (“Registrant”)
Dated: June 11, 2004	By:	/s/ Marti Morfitt

Marti Morfitt Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on June 11, 2004 on behalf of the Registrant in the capacities indicated.

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

/s/   Samuel Reinkensmeyer

Samuel Reinkensmeyer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/   Karen T. Beckwith

Karen T. Beckwith
Director

/s/   Daniel E. Cohen

Daniel E. Cohen
Chairman of the Board and Director

/s/   Patrick Delaney

Patrick Delaney
Director

/s/   H. Robert Hawthorne

H. Robert Hawthorne
Director

/s/   R. Hunt Greene

R. Hunt Greene
Director

/s/   Andrew J. Greenshields

Andrew J. Greenshields
Director

/s/   Richard W. Perkins

Richard W. Perkins
Director

/s/   Morris J. Siegel

Morris J. Siegel
Director

CNS, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Company’s Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).

3.2	Company’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Amended and Restated Rights Agreement dated as of December 20, 2002 by and between CNS, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, Commission File No. 0-16612).

10.1*	CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2*	CNS, Inc. 1989 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form S-8, Commission File No. 333-68310).

10.3*	CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*	CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.5*	CNS, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-109110)).

10.6**	License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-2, Commission File No. 33-46120).

10.7**	License Agreement dated November 10, 1997 between the Company and Onesta Nutrition, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999 (the “1999 Form 10-K”)).

10.8**	License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk (incorporated by reference to Exhibit 10.11 of the 1999 Form 10-K).

10.9**	Distributor Agreement between the Company and Eisai Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s 1999 Form 10-K).

10.10**	Repackaging Agreement between the Company and Herusu, Co., Ltd. dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K).

10.11**	Supply Agreement between the Company and Tapemark, Inc. dated October 15, 2001 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (the "September 30, 2001 Quarterly Report")).

10.12**	Supply Agreement between the Company and WebTec Converting, LLC dated October 5, 2001 (incorporated by reference to Exhibit 10.16 to the September 30, 2001 Quarterly Report).

10.13**	Medical Specialties Material Purchase Agreement between the Company and Minnesota Mining and Manufacturing Company dated August 1, 2001 (incorporated by reference to Exhibit 10.17 to the September 30, 2001 Quarterly Report).

10.14*	Employment Agreement between the Company and Daniel E. Cohen dated February 12, 1999 (incorporated by referenced to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (the “1998 Form 10-K”)).

10.15*	First Amendment to Executive Employment Agreement between the Company and Daniel E. Cohen dated June 29, 2001 (incorporated by reference to Exhibit 10.19 to the September 30, 2001 Quarterly Report).

10.16*	Employment Agreement between the Company and Marti Morfitt dated February 12, 1999 (incorporated by referenced to Exhibit 10.10 to the 1998 Form 10-K).

10.19*	Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit 10.13 to the 1998 Form 10-K).

10.20*	Employment Agreement between the Company and Carol J. Watzke dated February 12, 1999 (incorporated by referenced to Exhibit 10.15 to the 1998 Form 10-K).

10.21*	Employment Agreement between the Company and Larry R. Muma dated January 2, 2001 (incorporated by reference to Exhibit 10.21 to the 2000 Form 10-K).

10.22*	Agreement between the Company and Teri P. Osgood dated February 14, 2002 (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for March 31, 2003 (the "2003 Form 10-K").

10.23*	Employment Agreement between the Company and Linda Kollofski dated October 29, 2002 (incorporated by reference to Exhibit 10.27 to the 2003 Form 10-K).

10.24*	Employment Agreement between the Company and John Kundtz dated July 22, 2002 (incorporated by reference to Exhibit 10.28 to the 2003 Form 10-K).

10.25*	Second Amendment to Executive Employment Agreement between the Company and Daniel E. Cohen dated June 29, 2003.

10.26*	Letter Agreement between the Company and Samuel E. Reinkensmeyer dated September 18, 2003.

10.27*	Employment Agreement between the Company and Samuel E. Reinkensmeyer dated October 15, 2003.

10.28*	Agreement between the Company and Milton W. (Andy) Anderson dated October 10, 2003.

10.29*	Agreement between the Company and John Kundtz dated January 26, 2004.

10.30	Lease Agreement between the Company and Liberty Property Limited Partnership dated December 21, 1999.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on signature page hereof).

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350.

_________________
  *Indicates Compensatory Agreement

**Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CNS, Inc.:

We have audited the accompanying consolidated balance sheets of CNS, Inc. and subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended March 31, 2004 and 2003 and December 31, 2001 and the three months ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. and subsidiaries as of March 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003 and December 31, 2001 and the three months ended March 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/   KPMG LLP

Minneapolis, Minnesota
April 26, 2004

CNS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001
					(unaudited)
Net sales	$86,980	$79,075	$76,242	$19,135	$23,468
Cost of goods sold	26,904	25,992	27,698	6,390	8,706

Gross profit	60,076	53,083	48,544	12,745	14,762

Operating expenses:
Advertising and promotion	33,101	30,930	34,256	8,796	13,935
Selling, general and administrative	14,227	12,514	14,583	3,213	4,766
Special charges	0	0	930	0	0

Total operating expenses	47,328	43,444	49,769	12,009	18,701

Operating income (loss)	12,748	9,639	(1,225)	736	(3,939)
Investment income	725	821	1,242	236	345
Gain on sales of marketable securities	0	18	64	36	17

Income (loss) before income taxes	13,473	10,478	81	1,008	(3,577)

Income tax expense (benefit)	4,926	3,962	0	(9,126)	0

Net income (loss)	$8,547	$6,516	$81	$10,134	$(3,577)

Basic net income (loss) per share	$0.63	$.48	$.01	$.74	$(.25)

Weighted average number of common shares outstanding	13,576	13,467	14,131	13,711	14,123

Diluted net income (loss) per share	$0.59	$.46	$.01	$.71	$(.25)

Weighted average number of common
and potential common shares outstanding	14,488	14,044	14,431	14,198	14,123

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$8,871	$16,554
Marketable securities	40,550	25,061
Accounts receivable, net of allowance for doubtful accounts
of $380 in 2004 and $330 in 2003	11,394	11,011
Inventories	4,132	3,266
Deferred income taxes	2,008	4,660
Prepaid expenses and other current assets	2,835	1,035

Total current assets	69,790	61,587
Property and equipment, net	1,562	1,605
Product rights, net	1,107	1,293
Deferred income taxes	1,075	890

	$73,534	$65,375

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,970	$7,615
Accrued expenses	7,055	7,948
Accrued income taxes	865	758

Total current liabilities	14,890	16,321
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	0	0
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares in 2004 and 2003	193	193
Additional paid-in capital	59,835	59,879
Treasury shares – at cost; 5,512 shares in 2004 and 5,989 shares in 2003	(23,878)	(26,694)
Retained earnings	22,379	15,472
Accumulated other comprehensive income	115	204

Total stockholders’ equity	58,644	49,054
Commitments and contingencies (notes 9, 10 and 11)

	$73,534	$65,375

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001
					(unaudited)
Operating activities:
Net income (loss)	$8,547	$6,516	$81	$10,134	$(3,577)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	958	1,251	1,244	330	271
Deferred income taxes	2,468	3,489	0	(9,126)	0
Other	60	16	90	74	0
Changes in operating assets and liabilities:
Accounts receivable	(383)	671	275	626	(1,182)
Inventories	(866)	1,199	(1,070)	1,357	(1,767)
Prepaid expenses and other current assets	(1,801)	(36)	1,964	294	362
Accounts payable and accrued expenses	(428)	6,057	(5,401)	(3,742)	(5,544)

Net cash provided by (used in) operating activities	8,555	19,163	(2,817)	(53)	(11,437)

Investing activities:
Purchases of marketable securities	(90,325)	(36,255)	(44,911)	(11,218)	(6,970)
Sales and maturities of marketable securities	74,749	30,389	55,550	10,846	17,425
Payments for purchases of property and equipment	(478)	(60)	(394)	(8)	(255)
Payments for product rights	(310)	(510)	(357)	0	(148)

Net cash provided by (used in) investing activities	(16,364)	(6,436)	9,888	(380)	10,052

Financing activities:
Proceeds from the issuance of common stock
under Employee Stock Purchase Plan	150	94	114	0	0
Proceeds from the exercise of stock options	1,616	855	174	72	88
Purchase of treasury shares	0	(2,755)	(1,010)	(2,438)	(51)
Dividends paid	(1,640)	0	0	0	0

Net cash provided by (used in) financing activities	126	(1,806)	(722)	(2,366)	37

Net increase (decrease) in cash and cash equivalents	(7,683)	10,921	6,349	(2,799)	(1,348)
Cash and cash equivalents:
Beginning of period	16,554	5,633	2,083	8,432	2,083

End of period	$8,871	$16,554	$8,432	$5,633	$735

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$132	$0	$0	$0	$0
Cash paid during the year for income taxes	2,994	237	0	35	0

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands)

	Common stock		Additional	Treasury shares		Retained	Accumulated other	Total
	Number of shares	Par value	paid-in capital	Number of shares	Cost	earnings (deficit)	comprehensive income (loss)	stockholders’ equity
Balance at December 31, 2000	19,295	$193	$61,182	5,179	$(23,279)	$(1,259)	$100	$36,937
Stock issued in connection with
Employee Stock Purchase Plan	0	0	(189)	(36)	303	0	0	114
Stock options exercised	0	0	(262)	(51)	436	0	0	174
Other	0	0	54	0	0	0	0	54
Treasury shares purchased	0	0	0	202	(1,010)	0	0	(1,010)
Comprehensive income:
Net income for the year	0	0	0	0	0	81	0	81
Unrealized gains on marketable securities
net of income tax effect of $0	0	0	0	0	0	0	262	262

Total comprehensive income								343

Balance at December 31, 2001	19,295	$193	$60,785	5,294	$(23,550)	$(1,178)	$362	$36,612
Stock options exercised	0	0	(95)	(20)	167	0	0	72
Other	0	0	106	0	0	0	0	106
Treasury shares purchased	0	0	0	482	(2,438)	0	0	(2,438)
Comprehensive income:
Net income for the period	0	0	0	0	0	10,134	0	10,134
Unrealized losses on marketable securities
net of income tax effect of $58	0	0	0	0	0	0	(264)	(264)

Total comprehensive income								9,870

Balance at March 31, 2002	19,295	$193	$60,796	5,756	$(25,821)	$8,956	$98	$44,222
Stock issued in connection with
Employee Stock Purchase Plan	0	0	(69)	(19)	163	0	0	94
Stock options exercised	0	0	(862)	(206)	1,717	0	0	855
Other	0	0	14	0	2	0	0	16
Treasury shares purchased	0	0	0	458	(2,755)	0	0	(2,755)
Comprehensive income:
Net income for the year	0	0	0	0	0	6,516	0	6,516
Unrealized gains on marketable securities
net of income tax effect of $60	0	0	0	0	0	0	106	106

Total comprehensive income								6,622

Balance at March 31, 2003	19,295	$193	$59,879	5,989	$(26,694)	$15,472	$204	$49,054
Stock issued in connection with
Employee Stock Purchase Plan	0	0	2	(24)	148	0	0	150
Stock options exercised	0	0	(1,051)	(453)	2,668	0	0	1,617
Tax benefit of options exercised	0	0	1,005	0	0	0	0	1,005
Dividends ($.12 per share )	0	0	0	0	0	(1,640)	0	(1,640)
Comprehensive income:
Net income for the year	0	0	0	0	0	8,547	0	8,547
Unrealized losses on marketable securities
net of income tax effect of $52	0	0	0	0	0	0	(89)	(89)

Total comprehensive income								8,458

Balance at March 31, 2004	19,295	$193	$59,835	5,512	$(23,878)	$22,379	$115	$58,644

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.

Notes to Consolidated Financial Statements
March 31, 2004 and 2003 and December 31, 2001

(1)	Summary of Significant Accounting Policies

Principles of Consolidation The accompanying consolidated financial statements include the accounts of CNS, Inc. and its subsidiaries (“the Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Business The Company designs, manufactures and markets consumer products, including Breathe Right® nasal strips, Breathe Right Snore Relief™ throat spray, Breathe Right Vapor Shot™ personal vaporizer and FiberChoice® chewable fiber supplement. The Company’s products are sold over-the-counter in retail outlets, including mass merchant, drug, grocery and club stores. The Company primarily uses international distributors to market Breathe Right nasal strips outside the U.S.

Fiscal Year Change In 2002, the Company changed its fiscal year-end from December 31 to March 31. The three-month transition period ended March 31, 2002 bridges the gap between the Company’s old and new fiscal year-ends.

Accounting Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with potential future product returns, settlement of trade and consumer promotion liabilities, the uncollectibility of accounts receivable and inventory obsolescence.

Basis of Presentation Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; title and risk of loss transfer to the customer; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Provisions for trade promotions, returns and customer discounts are provided for as a reduction in determining net sales in the same period that the related sales are recorded.

Fair Value of Financial Instruments Cash, cash equivalents and accounts receivable are carried at amounts that approximate fair value.

Cash Equivalents Cash equivalents consist primarily of money market funds with original maturities of three months or less.

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

Property and Equipment Property and equipment are stated at cost, net of accumulated depreciation. Equipment is depreciated using the straight-line method over three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

Product Rights Product rights, consisting of patents, trademarks and other product rights, are stated at cost, net of accumulated amortization and are amortized over three to seven years using the straight-line method. The Company reviews its product rights for impairment whenever events or changes in circumstances indicate that the carrying amount of a product right may not be recoverable. If such product rights are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the product right exceeds the fair value of that product right.

Stock-Based Compensation The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Accordingly, no compensation expense associated with the fair market value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s financial statements.

The fair value of each stock option grant issued under various stock option plans and shares sold to employees under the Employee Stock Purchase Plan are estimated on the date of grant or purchase using the Black-Scholes option-pricing model. The following weighted average assumptions were made in estimating fair value:

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001
					(unaudited)
Expected lives (Years)	5.7	6	6	6	6
Dividend Yield	1.27%	0.00%	0.00%	0.00%	0.00
Expected volatility	62.00%	60.00%	60.00%	60.00%	60.00%
Risk-Free Interest Rate	3.06%	5.00%	5.00%	5.00%	5.00%

Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan been determined based on the fair value of options at the grant date, net income and earnings per share would have been as follows:

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001
					(unaudited)
Net income (loss),
As reported	$8,547	$6,516	$81	$10,134	$(3,577)
Deduct: Total stock-based
compensation expense
determined under the fair
value based method for all
awards, net of related tax
effects	603	456	523	124	89

Proforma net income (loss)	$7,944	$6,060	$(442)	$10,010	$(3,666)

Earnings (loss) per share:
Basic – as reported	$.63	$.48	$.01	$.74	$(.25)
Basic – proforma	$.59	$.45	$(.03)	$.73	$(.26)
Diluted – as reported	$.59	$.46	$.01	$.71	$(.25)
Diluted – proforma	$.56	$.43	$(.03)	$.71	$(.26)

Foreign Currency Transactions Most foreign transactions are denominated in U.S. dollars, although some are conducted in functional local currencies. Gains and losses resulting from transactions denominated in foreign currencies are included in the consolidated statements of operations.

Advertising The Company capitalizes the production costs of advertising and expenses these costs in the period in which the advertising first runs.

Income Taxes Income tax expense (benefit) includes federal and state income taxes. The provision for income taxes is composed of current income tax expense (benefit) and change in the balance of the deferred tax assets and liabilities. Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when management determines that it is more likely than not that the asset will be realized.

Net Income (Loss) Per Share Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes potential common shares outstanding, as their effect is antidilutive to the calculation of net loss per share.

Comprehensive Income (Loss) Comprehensive income (loss) consists of the Company’s net income (loss) and unrealized gains (losses) on marketable securities and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Recent Accounting Pronouncements In November 2002, the Emerging Issues Task Force finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing of revenue recognition for sales undertakings to deliver more than one product or service. The Company will adopt EITF 00-21 on transactions beginning fiscal 2005, as required. The Company does not anticipate that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In December 2003, the Financial Accouning Standards Board (“FASB”) published a revision to FASB Interpretation 46 (“FIN 46”) to clarify some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, and to exempt certain entities from its requirements. The FASB issued, FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. As of March 31, 2004, the Company is not involved in any variable interest entities.

(2)	Marketable Securities

Marketable securities, including estimated fair value based on quoted market prices or valuation models, are summarized as follows (in thousands):

	March 31,
	2004		2003
	Cost	Fair Value	Cost	Fair Value
Commercial paper	$0	$0	$5,415	$5,415
Municipal obligations	15,172	15,157	0	0
Corporate bonds	9,404	9,471	7,225	7,361
U.S. Government obligations	15,789	15,922	12,099	12,285

Total marketable securities	$40,365	$40,550	$24,739	$25,061

Maturities of marketable securities at March 31, 2004 are as follows (in thousands):

	Cost	Fair Value
Due within one year	$19,806	$19,884
Due after one year through three years	20,559	20,666

Total marketable securities	$40,365	$40,550

Gross unrealized gains on marketable securities available for sale totaled $201,000 and $324,000 at March 31, 2004 and 2003, respectively. Gross unrealized losses on marketable securities available for sale totaled $18,000 and $2,000 at March 31, 2004 and 2003, respectively.

Realized gains on sales of marketable securities were $0, $18,000 and $64,000 for the years ended March 31, 2004 and 2003 and December 31, 2001, respectively. Realized gains on sales of marketable securities were $36,000 and $17,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(3)	Advertising

At March 31, 2004 and 2003, the Company reported $409,000 and $668,000, respectively, of advertising costs as prepaid assets. Advertising expense was $25,211,000, $22,657,000 and $19,486,000 for the years ended March 31, 2004 and 2003 and December 31, 2001, respectively. Advertising expense was $6,708,000 and $9,081,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(4)	Details of Selected Balance Sheet Accounts

Details of selected balance sheet accounts are as follows (in thousands):

	March 31,
	2004	2003

Allowance for doubtful accounts:
Balance beginning of period	$330	$500
Plus provision for doubtful accounts	110	55
Less charge offs, net	60	225

Balance end of period	$380	$330

Inventories:
Finished goods	$3,014	$2,225
Raw materials and component parts	1,118	1,041

Total inventories	$4,132	$3,266

Property and equipment:
Warehouse and production equipment	$770	$760
Office equipment and information systems	4,111	3,680
Leasehold improvements	1,087	1,050

Less accumulated depreciation	(4,406)	(3,885)

Property and equipment, net	$1,562	$1,605

Product rights:
Product rights	$3,614	$3,416
Less accumulated amortization	(2,507)	(2,123)

Product rights, net	$1,107	$1,293

Accrued expenses:
Promotions and allowances	$3,021	$4,703
Royalties and commissions	791	778
Salaries, incentives and paid time off	2,466	1,829
Restructuring costs	0	26
Other	777	612

Total accrued expenses	$7,055	$7,948

(5)	Stockholders’ Equity

Stock Options The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase up to 4,300,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of March 31, 2004.

Stock option activity under these plans is summarized as follows:

	Weighted-average Exercise Price Per Option	Options Outstanding	Options Available For Grant

Balance at December 31, 2000	$4.33	1,892,000	574,450
Granted	4.26	345,960	(345,960)
Exercised	3.36	(51,800)	0
Canceled	4.47	(102,970)	102,970
Expired		0	(7,280)

Balance at December 31, 2001	$4.33	2,083,190	324,180
Granted	5.98	117,100	(117,100)
Exercised	3.63	(19,696)	0
Canceled	4.09	(4,560)	4,560
Expired		0	(3,000)

Balance at March 31, 2002	$4.43	2,176,034	208,640
Granted	6.01	175,460	(175,460)
Exercised	4.15	(205,900)	0
Canceled	4.68	(61,090)	61,090
Expired		0	(7,560)

Balance at March 31, 2003	$4.58	2,084,504	86,710
Amendment of 2000 Plan			650,000
Granted	11.00	362,020	(362,020)
Exercised	4.09	(481,464)	0
Canceled	6.20	(77,500)	77,500
Expired		0	(600)

Balance at March 31, 2004	$5.87	1,887,560	451,590

Information on outstanding and currently exercisable options by price range as of March 31, 2004, is summarized as follows:

Price Range Per Option	Total Number of Options	Weighted-average Remaining Life (Years)	Weighted-average Exercise Price	Exercisable Number of Options	Weighted-average Exercise Price

$ 2.81	142,500	5.0	$ 2.81	142,500	$ 2.81
3.10 - 3.94	147,000	4.3	3.50	124,600	3.49
4.00 - 4.50	544,500	6.1	4.24	537,900	4.24
5.00 - 5.94	513,600	3.3	5.40	467,600	5.40
6.05 - 6.85	186,440	8.1	6.42	81,900	6.30
7.25	30,000	3.3	7.25	30,000	7.25
11.01 - 11.37	322,520	9.1	11.34	0.00
12.04	1,000	9.6	12.04	0.00

	1,887,560	5.8		1,384,500	4.60

At March 31, 2004, the weighted-average remaining contractual life of outstanding options was 5.8 years. At March 31, 2004 and 2003 and December 31, 2001, currently exercisable options aggregated 1,384,500, 1,630,456, and 1,409,570 shares of common stock, respectively and the weighted-average exercise price of those options was $4.60, $4.43 and $4.46, respectively.

The per share weighted-average fair value of stock options granted during the year ended March 31, 2004 and 2003 and December 31, 2001 is estimated as $5.71, $3.54 and $2.55, respectively on the date of grant using the Black-Scholes option pricing model with the following weight average assumptions: volatility of 62% in 2004, 60% in 2003 and 2001; risk-free interest rate of 3.19% in 2004, 5.00% in 2003 and 2001, and an expected life of 5.8 years in 2004 and 6 years in 2003 and 2001.

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 400,000 shares under the plan of which employees have purchased 267,297 shares as of March 31, 2004. Common shares sold to employees under the Purchase Plan in fiscal 2004, 2003 and 2001 were 23,413, 19,517 and 35,860, respectively. There was no common stock sold to employees during the three month periods ended March 31, 2002 and 2001.

The weighted-average fair value of each purchase right granted in fiscal 2004, 2003 and 2001 was $5.02, $2.26 and $2.25, respectively.

Warrants In connection with agreements to license certain intellectual property rights to potential products, licensors were issued warrants. During 1999, warrants were issued to purchase 50,000 shares of the Company’s common stock exercisable at a price of $3.44 per share. These warrants vested over a 3 year period and are exercisable as of March 31, 2004. The warrants have a term of ten years, but will earlier terminate within 90 days of the termination of the license agreement. Warrants were issued during 1997 to purchase 25,000 shares at a price of $8.00 per share vesting in 2000 and with a life of 5 years. During 2004, these warrants to purchase 25,000 shares expired and were not exercised.

Preferred Stock At March 31, 2004, the Company is authorized to issue 1,000,000 shares of Series A Junior Participating Preferred Stock upon a triggering event under the Company’s stockholders’ rights plan as well as an additional 7,483,589 shares of undesignated preferred stock.

(6)	Income Taxes

Income tax expense (benefit) for the years ended March 31, 2004 and 2003 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001

					(unaudited)
Current income tax
expense (benefit)
Federal	$2,349	$224	$0	$0	$0
State	58	115	0	0	0

	2,407	339	0	0	0

Deferred income tax
expense (benefit)
Federal	2,104	3,366	0	(8,388)	0
State	415	257	0	(738)	0

	2,519	3,623	0	(9,126)	0

Total income tax
expense (benefit)	$4,926	$3,962	$0	$(9,126)	$0

The following table is a reconciliation of the statutory federal income tax expense (benefit) to the effective income tax expense (benefit) for the years ended March 31, 2004 and 2003; December 31, 2001 and for the three months ended March 31, 2002 and 2001 (in thousands):

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001

					(unaudited)
Computed tax
expense (benefit)	$4,715	$3,667	$28	$353	$(1,252)
State taxes, net of
federal benefit	308	242	0	(480)	0
Change in deferred tax
valuation allowance	0	0	(46)	(9,126)	1,252
Other	(97)	53	18	127	0

Actual tax
expense (benefit)	$4,926	$3,962	$0	$(9,126)	$0

The Company recognized a tax benefit of $9.1 million during the three months ended March 31, 2002 as a result of reinstating net deferred tax assets, including the benefit of net operating loss carryforwards.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 2004 and 2003 are presented below (in thousands):

	March 31,
	2004	2003

Deferred tax assets:
Inventory items	$337	$383
Accounts receivable allowance	141	122
Product rights	437	304
Accrued expenses	1,443	2,108
Contract termination	647	770
Net operating loss and credit carryforwards	158	2,166

	3,163	5,853

Deferred tax liabilities:
Unrealized gains on marketable securities	(68)	(119)
Property and equipment	(12)	(184)

	(80)	(303)

Net deferred tax assets	$3,083	$5,550

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

As of March 31, 2004, the Company has reported state operating loss carryforwards of $1.6 million and credits of $80,000. These state operating loss carryforwards begin to expire in 2014.

(7)	Sales

The Company had one significant customer who accounted for 26%, 25% and 22% of net sales in the years ended March 31, 2004 and 2003 and December 31, 2001, respectively. The Company had one significant customer who accounted for approximately 22% and 21% (unaudited) of net sales for the three months ended March 31, 2002 and 2001, respectively. Accounts receivable from this customer as of March 31, 2004 and 2003 were $2,995,000 and $2,611,000, respectively.

Net sales by brand and geographic area are as follows (in thousands):

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001

					(unaudited)
Domestic
Breathe Right	$64,126	$57,855	$53,816	$13,591	$16,551
FiberChoice	9,290	7,084	6,373	1,536	2,137
Other	588	319	36	68	39

Total domestic	74,004	65,258	60,225	15,195	18,727
International
Japan	4,430	5,360	8,055	1,996	2,644
UK	2,349	2,275	2,378	426	665
Italy	1,899	2,020	2,312	260	621
Canada	1,372	1,161	1,102	346	296
Other	2,926	3,001	2,170	912	515

Total international	12,976	13,817	16,017	3,940	4,741

Net sales	$86,980	$79,075	$76,242	$19,135	$23,468

(8)	Employee Benefit Plan

The Company provides a defined contribution plan which covers all eligible employees. Generally, employees may contribute up to 50% of base compensation to the plan, not to exceed certain annual limits. The Company matches 25% of employee contributions up to 5% of base compensation each year, with certain limitations. The Company may also make additional discretionary contributions. Contribution expense related to the defined contribution plan was $251,000, $204,000 and $269,000 for the years ended March 31, 2004 and 2003 and December 31, 2001, respectively. Contribution expense related to the defined contribution plan was $46,000 and $120,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(9)	Special Charges

On June 26, 2001, the Company announced a plan to streamline and realign the Company’s resources to better match its strategic goals. The Company recorded a special charge of $930,000 for costs associated with this restructure plan. Approximately 20 jobs, or 25% of the workforce from throughout the Company, were eliminated. These cost-cutting actions were expected to result in annualized savings of approximately $2 to $2.5 million. Cost savings relating to this plan were realized beginning in July of 2001. During 2001, the Company utilized $608,000 of the $930,000 accrual, primarily for severance benefits. During the three months ended March 31, 2002, the Company utilized $116,000 for severance payments and during the year ended March 31, 2003, the Company utilized $180,000 for severance payments. As of March 31, 2004, the Company made all of the payments relating to this plan and therefore the balance of the accrued liability was $0.

(10)	License Agreements

The Company has agreements to exclusively license intellectual property rights to certain products. Royalties due under these agreements are based on various percentages of net sales. To maintain the Company’s licenses, it must make minimum royalty payments of $795,000 each year until patents for the products expire. Royalties are classified as a component of cost of goods sold. Royalty expense was approximately $2,612,000, $2,652,000 and $3,524,000 for the years ended March 31, 2004 and 2003 and December 31, 2001, respectively. Royalty expense was approximately $724,000 and $1,040,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(11)	Operating Leases

The Company leases equipment and office space under noncancelable operating leases that have initial or noncancelable lease terms in excess of one year. Future minimum lease payments due in accordance with these leases as of March 31, 2004 are as follows (in thousands):

Year ending March 31,	Amount

2005	$780
2006	780
2007	762
2008	741
2009	741
Later years	1,236

Future minimum lease payments	$5,040

Total rental expense for operating leases was $780,000, $781,000 and $789,000 for the years ended March 31, 2004 and 2003 and December 31, 2001, respectively. Total rental expense for operating leases was $195,000 and $195,000 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.

(12)	Net Income (Loss) Per Share

A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

	For the Years Ended			For the Three Months Ended
	March 31,		December 31,	March 31,
	2004	2003	2001	2002	2001

					(unaudited)
Weighted average number of common shares outstanding	13,576	13,467	14,131	13,711	14,123
Potential common shares	912	577	300	487	0

Weighted average number of common and potential common shares outstanding	14,488	14,044	14,431	14,198	14,123

As of March 31, 2004, a total of 324,000 options to purchase shares of common stock with a range of exercise prices from $11.01 to $12.04 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. These options expire during the period of 2004 to 2013.

(13)	Summary of Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly operating results for fiscal 2004 and 2003 (in thousands, except per share amounts):

	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004
Net sales	$17,497	$20,621	$26,395	$22,467
Cost of goods sold	5,470	6,454	8,396	6,584

Gross profit	12,027	14,167	17,999	15,883

Operating expenses:
Advertising and promotion	4,465	4,207	12,516	11,913
Selling, general and administrative	3,341	3,422	3,737	3,727

Total operating expenses	7,806	7,629	16,253	15,640

Operating income	4,221	6,538	1,746	243
Investment income	194	183	160	188

Income before income taxes	4,415	6,721	1,906	431
Income tax expense	1,634	2,486	716	90

Net income	$2,781	$4,235	$1,190	$341

Basic net income per share	$.21	$.31	$.09	$.02

Diluted net income per share	$.20	$.29	$.08	$.02

	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002	Mar 31, 2003
Net sales	$14,523	$17,386	$25,914	$21,253
Cost of goods sold	5,319	5,912	8,119	6,640

Gross profit	9,204	11,474	17,795	14,613

Operating expenses:
Advertising and promotion	4,115	2,881	13,407	10,527
Selling, general and administrative	2,763	3,015	3,204	3,535

Total operating expenses	6,878	5,896	16,611	14,062

Operating income	2,326	5,578	1,184	551
Investment income	229	240	240	130

Income before income taxes	2,555	5,818	1,424	681
Income tax expense	1,000	2,300	550	112

Net income	$1,555	$3,518	$874	$569

Basic net income per share	$.11	$.26	$.07	$.04

Diluted net income per share	$.11	$.25	$.06	$.04

During the quarter ended December 31, 2003, the Company recognized $.03 per diluted share of net income that should have been recognized for the quarter ended March 31, 2004, related to a revenue recognition timing issue. This would have reduced the reported $.08 per diluted share of net income to $.05 per diluted share for the quarter ended December 31, 2003 and increased the reported $.02 per diluted share of net income to $.05 per diluted share for the quarter ended March 31, 2004. There was no impact on net income or diluted net income per share for the twelve months ended March 31, 2004.