Form 10-Q
period 2004-06-30
CNS INC /DE/
filed 2004-08-05
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended June 30, 2004

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

YES _______      NO ___X___

At July 30, 2004, the Company had outstanding 13,954,224 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended June 30, 2004
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
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2004	2003
Net sales	$16,531	$17,497
Cost of goods sold	5,394	5,470

Gross profit	11,137	12,027

Operating expenses:
Advertising and promotion	5,148	4,465
Selling, general and administrative	3,578	3,341

Total operating expenses	8,726	7,806

Operating income	2,411	4,221
Interest income	214	194

Income before income taxes	2,625	4,415
Income tax expense	952	1,634

Net income	$1,673	$2,781

Basic net income per share	$0.12	$0.21

Diluted net income per share	$0.11	$0.20

Weighted average number of common
shares outstanding	13,831	13,357

Weighted average number of common and
potential common shares outstanding	14,570	14,238

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,868	$8,871
Marketable securities	40,324	40,550
Accounts receivable, net	8,353	11,394
Inventories	3,994	4,132
Deferred income taxes	2,140	2,008
Prepaid expenses and other current assets	2,036	2,835

Total current assets	66,715	69,790
Property and equipment, net	1,439	1,562
Product rights, net	1,099	1,107
Deferred income taxes	1,075	1,075

	$70,328	$73,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,557	$14,890

Total current liabilities	10,557	14,890
Stockholders' equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	—	—
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 13,954 shares at
June 30, 2004 and 13,783 shares at March 31, 2004	193	193
Additional paid-in capital	59,764	59,835
Treasury shares – at cost; 5,341 at June 30, 2004 and
5,512 at March 31, 2004	(23,439)	(23,878)
Retained earnings	23,363	22,379
Accumulated other comprehensive income	(110)	115

Total stockholders' equity	59,771	58,644

	$70,328	$73,534

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2004	2003
Operating activities:
Net income	$1,673	$2,781
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	200	240
Deferred income taxes	(132)	1,634
Changes in operating assets and liabilities:
Accounts receivable	3,042	1,373
Inventories	138	(1,606)
Prepaid expenses and other current assets	799	312
Accounts payable and accrued expenses	(4,332)	(5,636)

Net cash from operating activities	1,388	(902)

Investing activities:
Purchases of marketable securities	(8,857)	(14,204)
Sales of marketable securities	8,859	13,958
Payments for purchases of property and equipment	(6)	(4)
Payments for product rights	(65)	(15)

Net cash from investing activities	(69)	(265)

Financing activities:
Proceeds from issuance of common stock
under stock plans	840	451
Purchase of treasury shares	(473)	—
Payment of cash dividends	(689)	—

Net cash from financing activities	(322)	451

Net change in cash and cash equivalents	997	(716)
Cash and cash equivalents:
Beginning of period	8,871	16,554

End of period	$9,868	$15,838

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Note 1 – Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	Three Months Ended June 30,
	2004	2003
Net income, as reported	$1,673	$2,781
Deduct: Total stock-based compensation expense
determined under the fair value based method for all awards,
net of tax	165	98

Proforma net income	$1,508	$2,683

Earnings per share:
Basic – as reported	$0.12	$0.21
Basic – proforma	$0.11	$0.20
Diluted – as reported	$0.11	$0.20
Diluted – proforma	$0.10	$0.19

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

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	June 30, 2004	March 31, 2004

Finished goods	$2,873	$3,014
Raw materials and component parts	1,121	1,118

Total inventories	$3,994	$4,132

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended June 30,
	2004	2003

Domestic – Breathe Right	$12,033	$12,469
Domestic – FiberChoice	2,494	2,015
Domestic – Other	58	70

Total Domestic	14,585	14,554
International	1,946	2,943
Total net sales	$16,531	$17,497

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003

Net income	$1,673	$2,781
Unrealized gain(loss) on marketable
securities, net of income tax	(225)	0

Total comprehensive income	$1,448	$2,781

Note 7 — Earnings Per Share
A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,
	2004	2003

Average common shares outstanding	13,831	13,357
Potential common shares	739	881

Average common and potential common shares	14,570	14,238

For the three months ended June 30, 2004 and 2003 there were 336,320 options with a weighted average exercise price of $11.33 and 0 options, respectively, that were not included in the calculation of potential common shares due to the exercise price of the option being higher than the average market price for the three month period.

Note 8 – Dividends
The Company declared a $.05 per share cash dividend on April 26, 2004 for shareholders of record as of May 21, 2004. The amount of dividend, paid on June 4, 2004, was $689,000. There were no dividends paid during the three months ended June 30, 2003.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of June 30, 2004, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

Note 10 – Contingent Gain
The Company has received notice of a favorable court decision relating to an import duty appeal that may result in the refund of previously paid European Community import duties on Breathe Right nasal strips. The estimated amount of the potential refund, payable in Euros, is approximately $1.0 million. Assuming satisfactory completion of audit procedures performed by Dutch customs, the Company expects to receive the refund during the current fiscal year and will recognize the refund at the time of receipt.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed under “Forward-Looking Statements” and elsewhere in this report.

This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

The Company’s revenues are derived primarily from the sale of the Breathe Right® nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to nasal congestion resulting from colds, allergies, sinusitis, and deviated nasal septum. Breathe Right nasal strips are sold in the United States and 25 markets internationally.

The Company expanded the Breathe Right brand in March of 2002 by marketing Breathe Right Snore Relief™ throat spray. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring.

The Company introduced Breathe Right Vapor Shot! personal vaporizer in March of 2003 further expanding the Breathe Right product line. Vapor Shot! is packaged with a reusable cup, vapor concentrating lid and 8 effervescent tablets and provides instant drug free relief from nasal congestion due to colds and allergies.

In March of 2000, the Company entered into the bulk fiber category by launching FiberChoice® chewable fiber tablets. FiberChoice is an orange flavored chewable tablet that offers consumers an effective, convenient, good-tasting way to supplement their daily intake of dietary fiber. FiberChoice tablets can be taken without water and have been clinically proven to be as effective as powder alternatives.

Results of Operations

Net sales for the quarter ended June 30, 2004 were $16.5 million, a decrease of 5.5% versus net sales of $17.5 million for the quarter ended June 30, 2003. Net sales for the quarters ending June 30, 2004 and 2003 were favorably impacted by $103,000 and $485,000, respectively, primarily relating to a reduction of estimated promotional spending liabilities.

Domestic net sales for the quarter ended June 30, 2004 of $14.6 million were flat compared to the same quarter of 2003. Net sales of FiberChoice brand products of $2.5 million increased by $479,000 compared to the quarter ended June 30, 2003, as the result of continuing adverting support and an on-shelf bonus pack promotion. Net sales for the Breathe Right brand decreased by $436,000 to $12.0 million as customers worked through higher retail inventory levels caused by an abrupt end to last year’s cold/flu season.

International net sales for the quarter ended June 30, 2004 were $1.9 million compared to $2.9 million for the quarter ended June 30, 2003. The decrease in international net sales for the three months ended June 30, 2004 is primarily the result of no product shipments to Japan in the first quarter. The Company’s distributor in Japan is working through high inventory levels associated with an unusually mild allergy season in February and March 2004.

Gross profit was $11.1 million for the June quarter of 2004 compared to $12.0 million for the same quarter of 2003. Gross profit as a percentage of net sales of 67.4% decreased from 68.7% for the three months ended June 30, 2003. The reduction in gross profit percentage in the first quarter of 2004 was the result of higher trade promotion activity and increased product cost relating to the FiberChoice on shelf bonus pack promotion.

The Company has received notice of a favorable court decision relating to an import duty appeal that may result in the refund of previously paid European Community import duties on Breathe Right nasal strips. The estimated amount of the potential refund, payable in Euros is approximately $1.0 million. Assuming satisfactory completion of audit procedures performed by Dutch customs, the Company expects to receive the refund during the current fiscal year and will recognize the refund at the time of receipt.

Advertising and promotion expense for the June quarter of 2004 was $5.1 million compared to $4.5 million for the same period of 2003, an increase of 15.3%. The Company increased advertising and promotion expense for allergy and snoring advertising in the United Kingdom and Japan during the first quarter. Domestic advertising and promotion expense was flat versus the prior year.

Selling, general and administrative expenses were $3.6 million for the June quarter of 2004 compared to $3.3 million for the same quarter of 2003. The increase is primarily from a slight increase in staff cost as well as incremental legal costs for trademarks and intellectual property work.

Operating income for the June quarter of 2004 was $2.4 million compared to $4.2 million for the same quarter of 2003. Operating income as a percentage of net sales decreased to 14.6% for the quarter ended June 30, 2004 from 24.1% for the quarter ended June 30, 2003. The decline in operating profit as a percentage of sales was caused by the reduction in gross profit margin explained above, as well as the increases in advertising and promotion expense and selling, general and administration expense.

Investment income was $214,000 for the June quarter of 2004 compared to $194,000 for the same quarter of 2003. The slight decrease in market interest rates compared to the prior year quarter was offset by an increase of $9.0 million in cash and marketable securities. The Company continues to increase the percentage of the portfolio invested in tax-exempt investments that provide higher after-tax returns.

Net income for the quarter ended June 30, 2004 was $1.7 million compared to $2.8 million for the same quarter of 2003. Income tax expense was $952,000 or 36.3% of income before taxes for the June quarter of 2004 compared to $1.6 million or 37.0% of income before taxes for the same quarter of 2003. The reduction in the effective income tax rate reflects a shift from taxable investments to tax-exempt securities and utilization of foreign export incentives.

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

Liquidity and Capital Resources

At June 30, 2004, the Company had cash, cash equivalents and marketable securities of $50.2 million, an increase of $800,000 during the current quarter. The Company’s working capital increased by $1.3 million during the quarter ended June 30, 2004 to $56.2 million.

	Three Months Ended June 30,
	2004	2003

Operating activities:
Net income	$1,673	$2,781
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	200	240
Deferred income taxes	(132)	1,634
Changes in operating assets and liabilities:
Accounts receivable	3,042	1,373
Inventories	138	(1,606)
Prepaid expenses and other current assets	799	312
Accounts payable and accrued expenses	(4,332)	(5,636)

Net cash from operating activities	$1,388	$(902)

The Company generated cash from operating activities of $1.4 million during the first quarter of fiscal 2005, compared to a use of cash from operating activities of $900,000 during the first quarter of fiscal 2004. Net income for the quarter declined by $1.1 million as explained above.

Deferred income taxes generated $1.6 million of cash flow in the fiscal 2004 first quarter due to the utilization of net operating loss carryforwards. A reduction in accounts receivable generated $3.0 million of cash flow in the fiscal 2005 first quarter and $1.4 million in the fiscal 2004 first quarter. The reduction in accounts receivable during the first quarter reflects the seasonal nature of the Company’s business, where sales are higher during the cold/flu season and lower during the first half of the fiscal year. The reduction in accounts receivable was larger during the first quarter of fiscal 2005 due to the timing of sales in the fourth quarter of fiscal 2004, as well as the lower sales recorded in the first quarter of fiscal 2005. Inventory used $1.6 million of cash during the first quarter of fiscal 2004 as the Company prepared for the introduction of Vapor Shot! during fiscal 2004. Accounts payable used $4.3 million of cash in the first quarter of fiscal 2005 and $5.6 million in the first quarter of fiscal 2004 also reflecting the seasonal nature of the Company’s business and the heavier levels of advertising and promotion expense during the cold/flu season. The larger usage of cash in the first quarter of 2004 reflects the exact timing of payments related to promotions and product purchases.

There was no material net change in the value of marketable securities during the current period. Purchases of marketable securities exceeded sales and maturities by $246,000 for the first quarter of fiscal 2004.

The Company issued 171,721 shares of common stock for $668,000 during the three months ended June 2004 under its Employee Stock Purchase Plan and shareholder approved equity compensation plans. The Company also issued 50,000 shares of common stock for $172,000 pursuant to the exercise of outstanding warrants.

The Company repurchased 50,000 shares of common stock for $473,000 during the three months ended June 2004. The Company has authority to repurchase up to 481,600 additional shares of its common stock in connection with the repurchase program that has been authorized by the board of directors.

The Company declared a $.05 per share regular cash dividend on April 26, 2004 for shareholders of record as of May 21, 2004. The amount of this dividend payment, paid on June 4, 2004, was $689,000. No dividends were paid during the three months ended June 30, 2003.

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

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposure is primarily interest rate risk related to its cash, cash equivalents and investments in marketable securities. The Company’s risk to interest rate fluctuations has not materially changed since March 31, 2004. See Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

(b)   Changes in Internal Control Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

        Not Applicable

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter covered by this report:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1 – April 30, 2004	—	—	—	531,600

May 1 – May 31, 2004	—	—	—	531,600

June 1 – June 30, 2004	50,000	$ 9.46	50,000	481,600

Total	50,000	$ 9.46	50,000	481,600

(1)	On February 11, 2002, the Company announced that its board of directors had approved a stock repurchase program authorizing the
Company to repurchase up to 1,000,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

Item 3.   Defaults Upon Senior Securities

        Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5.   Other Information

        Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

        The following exhibits are filed as part of this Report:

10.31	Executive Employment Agreement between the Company and Marti Morfitt effective as of July 20, 2004.*

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

*Indicates Compensatory Agreement

       (b)     Reports on Form 8-K

During the quarter covered by this report, the Company furnished a Current Report on Form 8-K dated April 28, 2004 reporting, under Item 5, a quarterly dividend and reporting under Item 12, the disclosure of information regarding its results of operations for its quarter ended March 31, 2004, and attaching as exhibits, under Item 7, a press release relating to the dividend and a press release relating to the results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, INC.
Dated: August 5, 2004	By:	/s/ Marti Morfitt

President & Chief Executive Officer
Dated: August 5, 2004	By:	/s/ Samuel E. Reinkensmeyer

Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer