Form 10-Q
period 2004-09-30
CNS INC /DE/
filed 2004-11-04
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 .

Commission File Number: 0 – 16612

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

YES ___X___      NO _______

At October 29, 2004, the Company had outstanding 13,953,024 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended September 30, 2004
Index

PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

     Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk

     Item 4.     Controls and Procedures

PART II.     OTHER INFORMATION

     Item 1.     Legal Proceedings

     Item 2.     Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Item 3.     Defaults Upon Senior Securities

     Item 4.     Submission of Matters to a Vote of Securities Holders

     Item 5.     Other Information

     Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales	$20,041	$20,621	$36,572	$38,118
Cost of goods sold	5,716	6,454	11,109	11,923

Gross profit	14,325	14,167	25,463	26,195

Operating expenses:
Advertising and promotion	5,652	4,207	10,800	8,674
Selling, general and administrative	3,519	3,422	7,097	6,762

Total operating expenses	9,171	7,629	17,897	15,436

Operating income	5,154	6,538	7,566	10,759
Investment income	200	183	414	377

Income before income taxes	5,354	6,721	7,980	11,136
Income tax expense	1,870	2,486	2,822	4,120

Net income	$3,484	$4,235	$5,158	$7,016

Basic net income per share	$.25	$.31	$.37	$.52

Diluted net income per share	$.24	$.29	$.35	$.49

Weighted average number of common
shares outstanding	13,950	13,549	13,891	13,454

Weighted average number of common and
potential common shares outstanding	14,629	14,627	14,607	14,404

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,474	$8,871
Marketable securities	45,555	40,550
Accounts receivable, net	12,056	11,394
Inventories	4,968	4,132
Deferred income taxes	2,101	2,008
Prepaid expenses and other current assets	1,916	2,835

Total current assets	73,070	69,790
Property and equipment, net	1,325	1,562
Product rights, net	1,122	1,107
Deferred income taxes	925	1,075

	$76,442	$73,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,932	$14,890

Total current liabilities	13,932	14,890
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	—	—
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 13,943 shares at
September 30, 2004 and 13,783 shares at March 31, 2004	193	193
Additional paid-in capital	59,764	59,835
Treasury shares – at cost; 5,352 at September 30, 2004 and
5,512 at March 31, 2004	(23,551)	(23,878)
Retained earnings	26,148	22,379
Accumulated other comprehensive income	(44)	115

Total stockholders’ equity	62,510	58,644

	$76,442	$73,534

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,
	2004	2003
Operating activities:
Net income	$5,158	$7,016
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	399	478
Deferred income taxes	57	3,177
Changes in operating assets and liabilities:
Accounts receivable	(662)	(2,447)
Inventories	(837)	(2,291)
Prepaid expenses and other current assets	920	(1,039)
Accounts payable and accrued expenses	(956)	(5,321)

Net cash from operating activities	4,079	(427)

Investing activities:
Purchases of marketable securities	(19,642)	(42,302)
Sales of marketable securities	14,477	32,005
Payments for purchases of property and equipment	(14)	(282)
Payments for product rights	(163)	(52)

Net cash from investing activities	(5,342)	(10,631)

Financing activities:
Proceeds from issuance of common stock
under stock plans	840	1,206
Purchase of treasury shares	(584)	—
Payment of cash dividends	(1,390)	—

Net cash from financing activities	(1,134)	1,206

Net change in cash and cash equivalents	(2,397)	(9,852)
Cash and cash equivalents:
Beginning of period	8,871	16,554

End of period	$6,474	$6,702

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$3,484	$4,235	$5,158	$7,016
Deduct: Total stock-based
compensation expense determined under
the fair value based method for
all awards, net of tax effects	268	68	433	166

Proforma net income	$3,216	$4,167	$4,725	$6,850

Earnings per share:
Basic – as reported	$.25	$.31	$.37	$.52
Basic – proforma	$.23	$.31	$.34	$.51
Diluted – as reported	$.24	$.29	$.35	$.49
Diluted – proforma	$.22	$.28	$.33	$.48

Note 3 – Marketable Securities
The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Any unrealized gains and losses, net of deferred income taxes, are included in stockholders’ equity as a separate component of other comprehensive income. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, results in a charge to operations and the establishment of a new cost basis for the security. Realized securities gains or losses are included in investment income in the consolidated statements of operations.

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	September 30, 2004	March 31, 2004
Finished goods	$3,814	$3,014
Raw materials and component parts	1,154	1,118

Total inventories	$4,968	$4,132

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Domestic
Breathe Right	$15,081	$16,153	$27,113	$28,622
FiberChoice	2,714	2,371	5,208	4,386
Other	101	126	161	197

Domestic Total	17,896	18,650	32,482	33,205
International	2,145	1,971	4,090	4,913

Total net sales	$20,041	$20,621	$36,572	$38,118

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Net income	$3,484	$4,235	$5,158	$7,016
Unrealized gain(loss) on marketable
securities, net of income tax	66	(42)	(159)	(42)

Total comprehensive income	$3,550	$4,193	$4,999	$6,974

Note 7 – Earnings Per Share
A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

Average common shares outstanding	13,950	13,549	13,891	13,454
Potential common shares	679	1,078	716	950

Average common and potential common shares	14,629	14,627	14,607	14,404

For the three months ended September 30, 2004 and 2003 there were 321,320 and 0 options, respectively, that were not included in the calculation of potential common shares due to the exercise price being higher than the quarter to date average market price. For the six months ended September 30, 2004 and 2003 there were 321,320 and 0 options, respectively, that were not included in the calculation of potential common shares due to the exercise price being higher than the year to date average market price.

Note 8 – Dividends
The Company declared a $.05 per share regular quarterly cash dividend on July 20, 2004 for shareholders of record as of August 20, 2004 and paid on September 3, 2004. Total amount of dividends paid on September 3, 2004 was $700,000. Total dividends paid for the six months ended September 30, 2004 were $1,390,000. There were no dividends paid for the six months ended September 30, 2003.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of September 30, 2004, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

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

This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended March 31, 2004.

The Company’s revenues are derived primarily from the manufacture and sale of the Breathe Right® nasal strip, which is a nonprescription, disposable device designed to improve nasal breathing and temporarily relieve nasal congestion, and to reduce or eliminate snoring and breathing difficulties due to nasal congestion resulting from colds, allergies, sinusitis, and deviated nasal septum. The Company began marketing FiberChoice® chewable tablets, an innovative dietary fiber supplement in March of 2000. The Company began marketing Breathe Right Snore Relief™ throat spray in March of 2002. Snore Relief spray lubricates and soothes dry throats, while a natural astringent firms loose tissue to reduce the vibrations that cause snoring. The Company introduced Vapor Shot! personal vaporizer in March of 2003. Vapor Shot! which is packaged with a reusable cup, vapor concentrating lid and 8 effervescent tablets, provides instant drug free relief from nasal congestion due to colds and allergies.

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

Results of Operations

Net sales for the quarter ended September 2004 were $20.0 million, a decrease of 2.8% versus net sales of $20.6 million in the quarter ended September 2003. Net sales decreased to $36.6 million for the six month period ended September 2004 compared to $38.1 million for the same period last year. Net sales for the six months ended September 2004 and September 2003 were favorably impacted by $333,000 and $1.1 million, respectively, primarily relating to a reduction of estimated promotional spending liabilities.

Domestic net sales were $17.9 million for the September quarter of 2004 compared to $18.7 million for the same quarter of 2003, a decrease of 4.0%. Breathe Right brand sales decreased by $1.1 million dollars primarily as the result of the 2003 comparable quarter including new product pipeline shipments of Vapor Shot! personal vaporizer. FiberChoice chewable tablets grew 14.5% to $2.7 million versus $2.4 million for the same quarter of 2003. For the six months ended September 2004, domestic net sales decreased 2.2% to $32.5 million compared to $33.2 million for the same period of 2003. For the six months ended September 2004, domestic

Breathe Right net sales were $27.1 million, a decrease of 5.3% versus $28.6 million in the prior year and FiberChoice net sales were $5.2 million, an increase of 18.8% from $4.4 million for the same period of 2003.

International net sales for the quarter ended September 2004 were $2.1 million compared to $2.0 million for the quarter ended September 2003. The increase in international net sales for the three months ended September 2004 reflects growth in several European markets offsetting a lack of product shipments to the Company’s distributor in Japan, which continues to work through excess inventory. The Company expects shipments to Japan to resume in the fiscal fourth quarter. International net sales for the six months ended September 2004 of $4.1 million decreased 16.8% compared to net sales of $4.9 million for the same period of 2003.

Gross profit was $14.3 million for the September quarter of 2004 compared to $14.2 million for the same quarter of 2003 and was $25.5 million for the six months ended September 2004 compared to $26.2 million for the same period of 2003. Gross profit as a percentage of net sales increased to 69.6% for the six months ended September 2004 compared to 68.7% for the same period of 2003. The higher gross profit percentage in 2004 resulted primarily from lower costs of goods sold as the result of changes in the product mix and decreased operations costs.

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

Advertising and promotion expense for the September quarter of 2004 was $5.7 million compared to $4.2 million for the same period of 2003. For the six months ended September 2004, advertising and promotion expense was $10.8 million compared to $8.7 million for the previous comparable period. The $2.1 million increase in advertising and promotion expense for the six month period reflects a planned shift of advertising and promotion expense to earlier in the fiscal year to support greater allergy usage of nasal strips and the relaunch of Clear nasal strips in September 2004.

Selling, general and administrative expenses were $3.5 million for the September quarter of 2004 compared to $3.4 million for the same quarter of 2003, and were $7.1 million for the six months ended September 2004 compared to $6.8 million for the same period of 2003. The year to date increase relates primarily to higher legal expenses related to regulatory compliance and defense of the Company’s intellectual properties.

Operating income for the September quarter of 2004 was $5.2 million compared to $6.5 million for the same quarter of 2003. For the six months ended September 2004, operating income was $7.6 million compared to $10.8 million for the same period of 2003. Operating profit as a percentage of net sales decreased to 20.1% for the six months ended September 2004 compared to 28.2% for the same period of 2003. The decline in operating income as a percentage of sales was caused by the phasing of advertising and promotion programs and hence the related expense to earlier in the fiscal year, partially offset by improved gross margins.

Investment income was $200,000 for the September quarter of 2004 compared to $183,000 for the same quarter of 2003. Investment income for the six months ended September 2004 was $414,000 compared to $377,000 for the comparable period of 2003. The increase was primarily the result of higher balances of interest bearing assets. The Company continues to increase the percentage of the portfolio invested in tax-exempt securities that provide a higher after-tax return.

Net income for the September quarter of 2004 was $3.5 million compared to $4.2 million for the same quarter of 2003. Income tax expense was $1.9 million or 34.9% of income before taxes for the September quarter of 2004 compared to $2.5 million or 37.0% of income before taxes for the same quarter of 2003. Income tax expense for the quarter ended September 2004 reflects a federal tax refund of $70,000 relating to amendments to previous tax filings. For the six month period ended September 2004, net income was $5.2 million compared to $7.0 million for the comparable period of 2003. Income tax expense for the six months ended September 2004 was $2.8 million or 35.4% of income before taxes compared to $4.1 million or 37.0% for the same period of 2003.

Seasonality

The Company believes that the majority of Breathe Right nasal strip consumer usage is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold/flu season.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash, cash equivalents and marketable securities of $52.0 million, an increase of $2.6 million during the six month period ended September 2004. The Company’s working capital increased by $4.2 million during the six months ended September 2004 to $59.1 million.

	Six Months Ended September 30, (in thousands)
	2004	2003
Operating activities:
Net income	$5,158	$7,016
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	399	478
Deferred income taxes	57	3,177
Changes in operating assets and liabilities:
Accounts receivable	(662)	(2,447)
Inventories	(837)	(2,291)
Prepaid expenses and other current assets	920	(1,039)
Accounts payable and accrued expenses	(956)	(5,321)

Net cash from operating activities	$4,079	$(427)

Net cash of $4.1 million was provided from operating activities during the six month period ended September 2004 compared with net cash used in operating activities of $427,000 for the same period of 2003. Net cash from operating activities for the six months ending September 2004 was impacted by lower net income of $1.9 million compared to the prior year period. The Company utilized $3.2 million of deferred tax assets in the prior year period associated with federal and state net operating loss carry forwards which positively impacted cash from operating activities. Changes in operating assets and liabilities for the six months ended September 2004 used $1.5 million of cash from operations compared to cash usage of $11.1 million in the prior year period. Lower sales and the timing of sales in the current year resulted in the lower usage of cash by accounts receivable. The lack of a new product launch in the current fiscal year provided a lower usage of cash by inventory. Current year timing of the Company’s purchases of inventory and advertising and promotional spending provided the lower usage of cash by accounts payable and accrued expenses.

The Company had net purchases of $5.2 million of marketable securities during the six month period ended September 2004 compared to net purchases of $10.3 million for the same period of 2003.

The Company issued 171,721 shares of common stock for $668,000 during the six months ended September 2004 under its Employee Stock Purchase Plan and shareholder approved equity compensation plans. The Company also issued 50,000 shares of common stock for $172,000 pursuant to the exercise of outstanding warrants during the six month period ended September 2004.

The Company repurchased 61,200 shares of common stock for $584,000 during the six months ended September 2004. The Company has authority to repurchase up to 470,400 additional shares of its common stock in connection with the repurchase program that has been authorized by the board of directors.

The Company declared a $.05 per share regular cash dividend on July 20, 2004 for shareholders of record as of August 20, 2004. The amount of this dividend payment, paid on September 3, 2004, was $700,000. The Company has paid dividends of $1.4 million during the six month period ended September 2004. No dividends were paid during the six months ended September 30, 2003.

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

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the fiscal third and fourth quarters of each year due to increased nasal strip usage during the cold/flu season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases its nasal strip products from different contract manufacturers that obtain key raw materials from a single supplier.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter covered by this report:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 – July 31, 2004	—	—	—	481,600

August 1 – August 31, 2004	7,700	$9.92	7,700	473,900

September 1 – September 30, 2004	3,500	$10.00	3,500	470,400

Total	11,200	$9.95	11,200	470,400

(1)	On February 11, 2002, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On August 25, 2004, CNS, Inc. held its Annual Meeting of Stockholders. Of the 13,954,224 shares of common stock entitled to vote, 13,184,827 were represented in person or by proxy at the meeting and these shares were voted as follows:

1.	To elect eight (8) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected.

Nominee	Votes For	Votes Withh	eld
Daniel E. Cohen	13,087,552	97,275
Karen T. Beckwith	13,146,627	38,200
Patrick Delaney	11,381,992	1,802,835
Andrew J. Greenshields	13,103,626	81,201
H. Robert Hawthorne	13,104,877	79,950
Marti Morfitt	13,081,434	103,393
Richard Perkins	11,978,174	1,206,653
Morris J. Siegel	13,105,656	79,171

2.	To ratify and approve the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2004.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
13,083,753	92,715	8,359	—

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this Report:

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b) Reports on Form 8-K

During the quarter covered by this report, the Company furnished a Current Report on Form 8-K dated July 21, 2004 reporting, under Item 5, a quarterly dividend and reporting under Item 12, the disclosure of information regarding its results of operations for its quarter ended June 30, 2004, and attaching as exhibits, under Item 7, a press release relating to the dividend and a press release relating to the results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, INC.
Date: November 4, 2004	By:	/s/ Marti Morfitt

Marti Morfitt President & Chief Executive Officer
Date: November 4, 2004	By:	/s/ Samuel E. Reinkensmeyer

Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer