Form 10-Q
period 2004-12-31
CNS INC /DE/
filed 2005-02-03
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended December 31, 2004

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

YES ___X___      NO _______

At January 28, 2005, the Company had outstanding 14,155,268 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended December 31, 2004
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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net sales	$28,737	$26,395	$65,310	$64,514
Cost of goods sold	7,099	8,396	18,208	20,321

Gross profit	21,638	17,999	47,102	44,193

Operating expenses:
Advertising and promotion	10,721	12,516	21,520	21,190
Selling, general and administrative	4,506	3,737	11,605	10,499

Total operating expenses	15,227	16,253	33,125	31,689

Operating income	6,411	1,746	13,977	12,504
Investment income	256	160	670	538

Income before income taxes	6,667	1,906	14,647	13,042
Income tax expense	2,262	716	5,084	4,836

Net income	$4,405	$1,190	$9,563	$8,206

Basic net income per share	$.32	$.09	$.69	$.61

Diluted net income per share	$.30	$.08	$.65	$.57

Weighted average number of common
shares outstanding	13,943	13,654	13,913	13,521

Weighted average number of common and
potential common shares outstanding	14,740	14,773	14,648	14,493

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,750	$8,871
Marketable securities	50,483	40,550
Accounts receivable, net	14,187	11,394
Inventories	4,365	4,132
Deferred income taxes	2,315	2,008
Prepaid expenses and other current assets	1,717	2,835

Total current assets	80,817	69,790
Property and equipment, net	1,209	1,562
Product rights, net	1,323	1,107
Deferred income taxes	898	1,075

	$84,247	$73,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,974	$14,890

Total current liabilities	17,974	14,890
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	—	—
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 13,971 shares at
December 31, 2004 and 13,783 shares at March 31, 2004	193	193
Additional paid-in capital	59,817	59,835
Treasury shares – at cost; 5,324 at December 31, 2004 and
5,512 at March 31, 2004	(23,457)	(23,878)
Retained earnings	29,856	22,379
Accumulated other comprehensive income	(136)	115

Total stockholders’ equity	66,273	58,644

	$84,247	$73,534

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended December 31,
	2004	2003
Operating activities:
Net income	$9,563	$8,206
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	596	724
Deferred income taxes	(130)	2,812
Other	1	2
Changes in operating assets and liabilities:
Accounts receivable	(2,792)	(6,555)
Inventories	(234)	(915)
Prepaid expenses and other current assets	1,119	3
Accounts payable and accrued expenses	3,084	1,274

Net cash from operating activities	11,207	5,551

Investing activities:
Purchases of marketable securities	(54,433)	(73,818)
Sales and maturities of marketable securities	44,249	63,348
Payments for purchases of property and equipment	(19)	(440)
Payments for product rights	(441)	(174)

Net cash from investing activities	(10,644)	(11,084)

Financing activities:
Proceeds from issuance of common stock
under stock plans	986	1,529
Purchase of treasury shares	(584)	—
Payment of cash dividends	(2,086)	(1,090)

Net cash from financing activities	(1,684)	439

Net change in cash and cash equivalents	(1,121)	(5,094)
Cash and cash equivalents:
Beginning of period	8,871	16,554

End of period	$7,750	$11,460

The accompanying notes are an integral part
of the condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Note 1 – Accounting Principles and Recent Accounting Pronouncements
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs: an amendment to Accounting Research Bulletin (“ARB”)” 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of the accounting standard are effective for fiscal years beginning after June 15, 2005. The Company does not anticipate a material impact from the adoption of this accounting standard.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for financial statements issued for periods that begin after June 15, 2005. The Company anticipates using the modified retrospective transition method. Under the modified retrospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of the date SFAS 123R is adopted would be based on the grant date, fair value and attributes originally used to value those awards. For periods before the required effective date, financial statements are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

A detailed description of the Company’s critical accounting polices can be found in the most recent Annual Report filed on Form 10-K for the fiscal year ended March 31, 2004.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date under SFAS No. 123, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2004	2003	2004	2003

Net income, as reported	$4,405	$1,190	$9,563	$8,206
Deduct: Total stock-based compensation expense
determined under the fair value based method
for all awards, net of tax effects	212	255	646	421

Proforma net income	$4,193	$935	$8,917	$7,785

Earnings per share:
Basic – as reported	$.32	$.09	$.69	$.61

Basic – proforma	$.30	$.07	$.64	$.58

Diluted – as reported	$.30	$.08	$.65	$.57

Diluted – proforma	$.29	$.06	$.60	$.54

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

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	December 31, 2004	March 31, 2004

Finished goods	$3,180	$3,014
Raw materials and component parts	1,185	1,118

Total inventories	$4,365	$4,132

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Domestic
Breathe Right	$21,821	$19,498	$48,934	$48,122
FiberChoice	2,959	2,317	8,167	6,702
Other	13	9	173	206

Domestic Total	24,793	21,824	57,274	55,030
International	3,944	4,571	8,036	9,484

Total net sales	$28,737	$26,395	$65,310	$64,514

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Net income	$ 4,405	$ 1,190	$ 9,563	$ 8,206
Unrealized gain(loss) on marketable
securities, net of income tax	(92)	(79)	(251)	(120)

Total comprehensive income	$ 4,313	$ 1,111	$ 9,312	$ 8,086

Note 7 – Earnings Per Share
A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Average common shares outstanding	13,943	13,654	13,913	13,521
Potential common shares	797	1,119	735	972

Average common and potential common shares
	14,740	14,773	14,648	14,493

For the three months ended December 31, 2004 and 2003, there were 1,000 and 0 options, respectively, that were not included in the calculation of potential common shares due to the exercise price being higher than the quarter to date average market price. For the nine months ended December 31, 2004 and 2003, there were 322,320 and 337,020 options, respectively, that were not included in the calculation of potential common shares due to the exercise price being higher than the year to date average market price.

Note 8 – Dividends
The Company declared a $.05 per share regular quarterly cash dividend on October 19, 2004 for shareholders of record as of November 19, 2004 and paid on December 3, 2004. The total amount of dividends paid on December 3, 2004 was $697,000. Total dividends paid for the nine months ended December 31, 2004 were $2,086,000. Total dividends paid for the nine months ended December 31, 2003 were $1,090,000.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of December 31, 2004, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

Note 10 – Realization of a Contingent Gain
The Company received a $1.1 million refund of previously paid European Community import duties on Breathe Right nasal strips relating to an import duty appeal. The Company recorded this nonrecurring item as a reduction in cost of goods sold during the quarter ended December 31, 2004.

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

Results of Operations

Net sales for the quarter ended December 2004 were $28.7 million, an increase of 8.9% versus net sales of $26.4 million for the quarter ended December 2003. Net sales increased to $65.3 million for the nine month period ended December 2004 compared to $64.5 million for the same period last year. Net sales for the nine months ended December 2003 were favorably impacted by a $1.3 million change in estimate associated with promotional spending liabilities.

Domestic net sales of $24.8 increased by 13.6% for the December quarter of 2004 compared $21.8 million for the same quarter of 2003. Breathe Right brand sales increased by $2.3 million primarily as the result of strong nasal strips sales partially offset by a reduction in Snore Relief spray sales. FiberChoice chewable tablets grew 27.7% to $3.0 million versus $2.3 million for the same quarter of 2003. For the nine months ended December 2004, domestic net sales increased 4.1% to $57.3 million compared to $55.0 million for the same period of 2003. For the nine months ended December 2004, domestic Breathe Right net sales were $48.9 million, an increase of 1.7% versus $48.1 million in the prior year and FiberChoice net sales were $8.2 million, an increase of 21.9% from $6.7 million for the same period of 2003.

International net sales for the quarter ended December 2004 were $3.9 million compared to $4.6 million for the quarter ended December 2003. The decrease in international net sales for the three months ended December 2004 reflects a lower shipments to the Company’s distributor in Japan, which continues to work through excess inventory, offsetting growth in several European markets. International net sales for the nine months ended December 2004 of $8.0 million decreased 15.3% compared to net sales of $9.5 million for the same period of 2003.

Gross profit was $21.6 million for the December quarter of 2004 compared to $18.0 million for the same quarter of 2003 and was $47.1 million for the nine months ended December 2004 compared to $44.2 million for the same period of 2003. Gross profit as a percentage of net sales increased to 75.3% for the quarter ended December 2004 compared to 68.2% for the same period of 2003. For the nine months ended December 2004, gross profit as a percentage of net sales increased to 72.1% compared to 68.5% for the same period of 2003. The Company received a $1.1 million refund of previously paid European Community import duties on Breathe Right nasal strips relating to an import duty appeal. The Company recorded this nonrecurring item as a reduction in cost of goods sold during the quarter ended December 31, 2004. Gross profit as a percentage of net sales adjusted for this nonrecurring item would have been 71.5% and 70.4% for the quarter and the nine months ended December 2004, respectively. Other items that have contributed to the improvement in gross profit as a percentage of net sales in 2004 are lower product costs as the result of changes in the product mix and decreased operations costs.

Advertising and promotion expense for the December quarter of 2004 was $10.7 million compared to $12.5 million for the same period of 2003. For the nine months ended December 2004, advertising and promotion expense was $21.5 million compared to $21.2 million for the previous comparable period. The $1.8 million decrease in advertising and promotion expense for the quarter ended December 2004 reflects a planned shift of advertising and promotion expense to earlier in the fiscal year to support greater allergy usage of nasal strips and the relaunch of Clear nasal strips.

Selling, general and administrative expenses were $4.5 million for the December quarter of 2004 compared to $3.7 million for the same quarter of 2003, and were $11.6 million for the nine months ended December 2004 compared to $10.5 million for the same period of 2003. The year to date increase relates primarily to higher legal expenses related to regulatory compliance and defense of the Company’s intellectual properties and increased spending on product research and development.

Operating income for the December quarter of 2004 was $6.4 million compared to $1.7 million for the same quarter of 2003. For the nine months ended December 2004, operating income was $14.0 million compared to $12.5 million for the same period of 2003. Operating profit as a percentage of net sales increased to 21.4% for the nine months ended December 2004 compared to 19.4% for the same period of 2003. Operating income as a percent of net sales excluding the nonrecurring duty refund of $1.1 million would have been 19.7%.

Investment income was $256,000 for the December quarter of 2004 compared to $160,000 for the same quarter of 2003. Investment income for the nine months ended December 2004 was $670,000 compared to $538,000 for the comparable period of 2003. The increase was primarily the result of higher balances of interest bearing assets. The Company continues to increase the percentage of the investment portfolio invested in tax-exempt securities that provide a higher after-tax return.

Net income for the December quarter of 2004 was $4.4 million compared to $1.2 million for the same quarter of 2003. Income tax expense was $2.3 million or 33.9% of income before taxes for the December quarter of 2004 compared to $716,000 or 37.6% of income before taxes for the same quarter of 2003. Income tax expense for the quarter ended December 2004 reflects adjustments of the income tax provision to reflect changes in the actual tax filings relating to fiscal 2003. For the nine month period ended December 2004, net income was $9.6 million compared to $8.2 million for the comparable period of 2003. Income tax expense for the nine months ended December 2004 was $5.1 million or 34.7% of income before taxes compared to $4.8 million or 37.1% for the same period of 2003. The reduction of the effective tax rate for the nine month period ended December 2004 reflects the third quarter adjustment described above, as well as the change in the investment portfolio to a higher proportion of tax exempt securities.

Seasonality

The Company believes that the majority of Breathe Right nasal strip consumer usage is for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons because of increased use during the cold/flu season.

Liquidity and Capital Resources

At December 31, 2004, the Company had cash, cash equivalents and marketable securities of $58.2 million, an increase of $8.8 million during the nine month period ended December 2004. The Company’s working capital increased by $7.9 million during the nine months ended December 31, 2004 to $62.8 million.

	Nine Months Ended December 31, (in thousands)

	2004	2003

Operating activities:
Net income	$9,563	$8,206
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	596	724
Deferred income taxes	(130)	2,812
Other	1	2
Changes in operating assets and liabilities:
Accounts receivable	(2,792)	(6,555)
Inventories	(234)	(915)
Prepaid expenses and other current assets	1,119	3
Accounts payable and accrued expenses	3,084	1,274

Net cash from operating activities	$11,207	$5,551

Net cash of $11.2 million was provided from operating activities during the nine month period ended December 2004 compared with net cash provided from operating activities of $5.6 million for the same period of 2003. Net cash from operating activities for the nine months ending December 2004 was favorably impacted by an increase in net income of $1.4 million compared to the prior year period. The Company utilized $2.8 million of deferred tax assets in the prior year period associated with federal and state net operating loss carry forwards which positively impacted cash from operating activities. Changes in operating assets and liabilities for the nine months ended December 2004 provide $1.2 million of cash from operations compared to cash usage of $6.2 million in the prior year period. Timing of sales in the current year resulted in the lower usage of cash by accounts receivable. The lack of a new product launch in the current fiscal year provided a lower usage of cash by inventory. Current year timing of the Company’s purchases of inventory and advertising and promotional spending resulted in improvements in cash provided from operations related to accounts payable and accrued expenses.

The Company had net purchases of $10.2 million of marketable securities during the nine month period ended December 2004 compared to net purchases of $10.5 million for the same period of 2003.

The Company issued 199,914 shares of common stock for $814,000 during the nine months ended December 2004 under its Employee Stock Purchase Plan and shareholder approved equity compensation plans. The Company also issued 50,000 shares of common stock for $172,000 pursuant to the exercise of outstanding warrants during the nine month period ended December 2004.

The Company repurchased 61,200 shares of common stock for $584,000 during the nine months ended December 2004. The Company has authority to repurchase up to 470,400 additional shares of its common stock in connection with the repurchase program that has been authorized by the board of directors.

The Company declared a $.05 per share regular quarterly cash dividend on October 19, 2004 for shareholders of record as of November 19, 2004 and paid on December 3, 2004. The total amount of dividends paid on December 3, 2004 was $697,000. Total dividends paid for the nine months ended December 31, 2004 were $2,086,000. Total dividends paid for the nine months ended December 31, 2003 were $1,090,000.

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

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. A detailed description of the Company’s critical accounting polices can be found in the most recent Annual Report filed on Form 10-K for the fiscal year ended March 31, 2004.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs: an amendment to Accounting Research Bulletin (“ARB”)” 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of the accounting standard are effective for fiscal years beginning after June 15, 2005. The Company does not anticipate a material impact from the adoption of this accounting standard.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for financial statements issued for periods that begin after June 15, 2005. The Company anticipates using the modified retrospective transition method. Under the modified retrospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of the date SFAS 123R is adopted would be based on the grant date, fair value and attributes originally used to value those awards. For periods before the required effective date, financial statements are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

A detailed description of the Company’s critical accounting polices can be found in the most recent Annual Report filed on Form 10-K for the fiscal year ended March 31, 2004.

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company’s revenue and profitability is reliant on sales of Breathe Right nasal strips; (ii) the Company currently has a seasonal pattern of sales that is typically higher in the fiscal third and fourth quarters of each year due to increased nasal strip usage during the cold/flu season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to effectively market Breathe Right nasal strips and upon its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, currently are, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of the claims of such patents by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face challenges in successfully developing and introducing new products; (vi) the Company operates in competitive markets where recent and potential entrants into the nasal dilator segment pose competitive challenges; (vii) the Company is dependent upon contract manufacturers for the production of substantially all of its products; and (viii) the Company currently purchases its nasal strip products from different contract manufacturers that obtain key raw materials from a single supplier.

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

As previously reported by the Company in its Current Reports on Form 8-K dated November 24, 2004 and November 29, 2004, the Company’s patent infringement suit against Silver Eagle Labs, Inc. has been stayed by the United States District Court for the District of Minnesota pending a reexamination by the United States Patent and Trademark Office (“PTO”) of U.S. Patent No. 6,318,362 and U.S. Patent No. 5,533,503, which are the subject of the Company’s suit.

Another of the Company’s patents covering its nasal strip technology, U.S. Patent No. 5,533,499 (the “ ‘499 Patent”), is also subject to reexamination by the PTO. On January 21, 2005, the Company received a determination from the PTO that the ‘499 Patent has significant allowable claims. With some formal amendments, the Company expects these claims will be confirmed as allowable by the PTO.

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

CNS, INC.

Date: February 3, 2005	By:	/s/ Marti Morfitt

Marti Morfitt President & Chief Executive Officer

Date: February 3, 2005	By:	/s/ Samuel E. Reinkensmeyer

Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer