Form 10-K
period 2005-03-31
CNS INC /DE/
filed 2005-06-13
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

As of March 31, 2005, the aggregate market value of the Company’s Common Stock held by non-affiliates is $144,835,691 computed by reference to the closing sales price of the Company’s Common Stock of $11.00 on September 30, 2004, the last business day of the Company’s most recently completed second fiscal quarter.

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):   Yes     X      No

As of June 3, 2005, the Company had outstanding 14,289,874 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 30, 2005, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   BUSINESS

Overview

        We are in the business of developing and marketing consumer health care products, including Breathe Right® branded products that focus on better breathing, and FiberChoice® branded products that focus on digestive health. We operate in niche categories of the large over-the-counter health care market with unique product offerings that are supported by strong advertising and promotion programs. Our competitive strengths include our brands and patented technologies, well-established distribution networks domestically and internationally, a flexible and low-cost operating model and an experienced management team.

        Our principal product, the Breathe Right nasal strip, improves breathing by dilating the nasal passages. Nasal strips provide temporary relief from nasal congestion and stuffiness resulting from a variety of health conditions, and also reduce or eliminate snoring. Breathe Right nasal strips, and the entire Breathe Right product line, provide consumers “drug free” better breathing solutions. The Breathe Right brand has been further extended by the launch of new products such as Breathe Right Snore Relief throat spray in fiscal 2003 and the launch of Breathe Right Vapor Shot!™ personal vaporizer in fiscal 2004.

        We entered the bulk fiber category in March 2000 with the launch of the FiberChoice® brand. The original FiberChoice product is an orange-flavored chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber. In March 2005, CNS extended the FiberChoice line to include sugar-free chewable fiber tablets in assorted fruit flavors and a low-sugar, hard candy fiber drop.

        In addition to further organic development and expansion of the Breathe Right® and FiberChoice brands, we are exploring opportunities to acquire established consumer health care brands, product lines, and new technologies that complement our better breathing and digestive health platforms.

History

        CNS was founded in 1982. From 1982 until 1995, the Company designed, manufactured and marketed computer-based diagnostic devices for sleep disorders. In 1992, CNS obtained the exclusive license to manufacture and sell nasal strips, and in 1993, received FDA clearance to market the nasal strip as a product that improves nasal breathing. In 1994, CNS launched the Breathe Right nasal strip in the United States and in 1995 divested itself of the assets related to its sleep disorders business in order to focus on further developing the Breathe Right® nasal strip product. In 1998, CNS strengthened its management team to add consumer healthcare products experience, and since that time continued to develop the Breathe Right brand both domestically and internationally. In 2000, CNS added its second branded product line with the launch of FiberChoice chewable fiber supplements.

Competitive Strengths

•	Development of Strong Brands within Attractive Niche Categories. Our core competency is sales and marketing of consumer healthcare products. We have strategically chosen to focus on niche product categories with unique and high margin product offerings that address recurring consumer needs, and support these products with ongoing advertising and promotion campaigns. Our goal is to develop strong consumer demand based on brand awareness and product loyalty, allowing us to achieve long term growth in sales and profitability.

•	Proven Ability to Develop Technologies and Products. We focus our product development efforts on identifying underserved consumer needs and then designing products that directly address those unmet needs. The Breathe Right nasal strip and the FiberChoice chewable fiber tablet were both developed by licensing patented technologies from inventors and creating new consumer brands. Both Breathe Right and FiberChoice brands have been expanded through new product launches.

•	Efficient Operating Model. We focus our internal resources on marketing, sales and product development. We directly manage the production planning and quality control aspects of manufacturing, but outsource manufacturing to well-established, low-cost third-party suppliers. This approach allows us to benefit from manufacturing expertise and economies of scale, and maintain a highly flexible and variable cost structure, with low overhead and low capital investment. We internally manage all aspects of customer service and distribution of our products, delivering a high standard of service to our customers.

•	Experienced Management Team. We have an experienced management team, with a proven track record of developing branded consumer healthcare products and building shareholder value. Although we maintain a lean staff of approximately 60 employees, we believe we have the skill and experience of larger companies in our industry. We organize our management structure into five strategic teams focused on growth: the Breathe Right brand, both domestic and international markets, the FiberChoice brand and new product development for both the Breathe Right and FiberChoice brands.

Growth Strategies

Investing in Advertising and Promotion.
Breathe Right® Brand. Our marketing efforts for Breathe Right products are targeted against two key consumer healthcare conditions: nasal congestion and snoring. The majority of our advertising and promotion investment is spent on television advertising, which communicates the unique Breathe Right brand benefits of instant, drug-free relief from nasal congestion and snoring. We also use other product promotion programs, such as sampling, coupons, in-store advertising and public relations activities. Marketing communications promote trial, as well as repeat purchases of Breathe Right brand products by increasing consumer awareness and developing product loyalty.

FiberChoice® Brand. Our marketing efforts for FiberChoice products are targeted toward the growing awareness of the need for more consumption of dietary fiber, and the important health benefits associated with consuming higher levels of dietary fiber. The majority of advertising and promotion investment is spent on television advertising, which communicates the challenge that active people face in meeting the recommended daily levels of fiber consumption. It also highlights the unique benefits offered by FiberChoice including convenience, efficacy and good taste relative to competing products. Marketing communications are focused on building awareness, which is still at an early stage of development, and developing strong brand loyalty.

Developing New Products. The Breathe Right and FiberChoice brand names are two of our most valuable assets and we intend to continue leveraging these assets by future introduction of new products. Our goal is to continue to develop a pipeline of potential new products under both the Breathe Right and FiberChoice brands, linked to their respective brand equities of better breathing and digestive health.

Developing Domestic Distribution. Breathe Right® and FiberChoice products are sold to mass merchandise stores, drug stores, grocery stores, warehouse clubs, military base stores and on-line retailers in the United States. We sell our products through a dedicated direct sales force that concentrates on serving key retail accounts as well as through a national brokerage organization which serves our smaller customers.

Our customers generally merchandise our products in the over-the-counter drug section of their stores. Breathe Right nasal strips are typically positioned in the cough, cold and allergy sections of stores because they provide benefits similar to those obtained from other decongestant products. FiberChoice products are positioned in the bulk fiber/laxative sections of stores.

Our retail customers include national chains of mass merchants, drug stores and grocery stores such as Wal-Mart, Target, Eckerd, Walgreen’s, RiteAid, CVS, Kroger and Albertson’s and warehouse clubs such as Sam’s Club and Costco, as well as regional and independent stores in these retail channels. In fiscal 2005, Wal-Mart accounted for approximately 31% of sales.

Expanding Company Presence in International Markets. The Company believes that there is significant market potential for its products outside the United States and is actively developing the Breathe Right brand in selected international markets, most significantly Japan, Europe, Canada and Mexico. We have established an international distribution system for Breathe Right nasal strips that consists of reselling distributors, sales representatives and suppliers that repackage bulk nasal strips into final consumer packaging. Distributors are appointed largely on an exclusive basis, with territories consisting of one or more countries, and it is expected that this pattern of operation will continue. We retain control over the brand, packaging and advertising in all international markets.

Development of a Third Brand Platform. We are exploring opportunities to acquire or develop a third branded consumer healthcare platform or acquire complementary products which would fit under the Breathe Right or FiberChoice brands. We expect that a potential acquisition would expand our product line within consumer healthcare product categories, leveraging our core competency in sales, marketing and product development, as well as increasing efficiency of our operations.

Products & Markets

Breathe Right Nasal Strips. The Breathe Right nasal strip is a non-prescription, single-use disposable device that improves breathing by dilating the nasal passages. The Company has 510(k) clearance from the United States Food and Drug Administration (“FDA”) to market the Breathe Right nasal strip for improvement of nasal breathing, temporary relief of nasal congestion, elimination or reduction of snoring and temporary relief of breathing difficulties due to a deviated nasal septum. See Item 1. Business – Government Regulation.

The Breathe Right nasal strip includes two embedded flexible “spring-like” pieces which gently lift nasal passages open while a special adhesive holds the strip comfortably in place. The product improves nasal breathing during use and is drug-free, thereby avoiding the side effects associated with many competing products. The Breathe Right nasal strip is offered in two sizes (small/medium and large), and three varieties (tan, clear, and mentholated). Mentholated nasal strips contain a soothing mentholated aroma for additional relief from nasal congestion. Clear nasal strips have been positioned as an alternative for consumers who wish to use the product frequently, but suffer from dry or sensitive skin.

Other Breathe Right Products. We currently market and sell three non-nasal strip products under the Breate Right brand. Breathe Right Snore Relief™ throat spray is a drug-free astringent and lubricating spray that addresses the snoring condition in a complementary way relative to nasal strips. Breathe Right VaporShot! is a “personal vaporizer” which works by dropping an effervescent tablet into a cup of warm tap water with a vapor concentrating lid. Breathe Right saline nasal spray is a nasal moisturizing spray that soothes dry, irritated nasal passages due to colds, allergies, dry air and overuse of nasal decongestants.

Breathe Right Markets & Competition. Our marketing efforts capitalize on the multiple benefits of Breathe Right® products, providing solutions to consumers within the following market segments:

• Nasal Congestion Market. Annually most Americans suffer some nasal congestion as a result of the common cold, while nasal congestion as a result of allergies affects approximately 35 million Americans. The Company believes that Breathe Right nasal strips are often used as either an alternative or as an adjunct to decongestant drugs (including nasal sprays and oral decongestants). This broad cold/flu/allergy market represents significant potential for the Breathe Right brand.

• Snoring Market. Snoring is a large potential market given estimates that approximately 37 million Americans snore regularly, while another 50 million Americans snore occasionally. We believe that the percentage of international consumers that suffer from snoring is roughly equivalent to the United States. Based on results from clinical trials, Breathe Right products were effective in reducing snoring for approximately 85% of participants.

• Improved Breathing for Consumers with Deviated Septa. Approximately 12 million people in the United States suffer from a deviated septum, a bend in the cartilage or bone that divides the nostrils. Breathe Right nasal strips were cleared by the Food and Drug Administration in 1996 to provide temporary relief from breathing difficulties associated with a deviated septum.

• Athletic Market. We believe that Breathe Right nasal strips make nasal breathing more comfortable and may improve endurance during athletic activity, particularly when a mouth guard is used. An exercise physiology study published in peer-reviewed medical literature in 1997 concluded that Breathe Right nasal strips provided physiologic advantages in ventilation and heart rate during mid-level exercise.

Competition in Breathe Right Markets. The market for decongestant products is highly competitive, and many of the competitors have significantly greater financial and operating resources than CNS. Our competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products sold over the counter, other nasal sprays and external nasal dilators. Competition in the snoring remedies market consists primarily of nasal dilators, throat sprays, herbs, including supplements and homeopathic remedies.

Although we have historically achieved approximately 90% share of the external nasal dilator market, Schering Plough Corp. entered the market in September 1998 with an external nasal dilation device. In May 2003, Aso Corporation announced it was acquiring the brand, sales and distribution of Schering Plough’s nasal strip device effective June 3, 2003. Other companies have also entered the nasal dilation market with private label products.

We believe the patents owned and licensed by the Company on the Breathe Right nasal strip will limit the ability of others to introduce competitive external nasal dilator products similar to the Breathe Right nasal strip in the United States and most major international markets. We intend to aggressively enforce our patent rights covering the Breathe Right nasal strip and have engaged in litigation to protect its patent rights. However, there can be no assurance that potential competitors will not be able to develop nasal dilation products which circumvent our patents.

FiberChoice® Daily Fiber Supplement. FiberChoice is a line of daily fiber supplements that offer consumers an effective, convenient, good-tasting way to supplement their daily intake of dietary fiber. Two tablets or drops contain four grams of fiber and provide more than twice the amount of fiber per dose compared to other convenient fiber supplements. The active ingredient in FiberChoice tablets is inulin, a natural fiber source, which is a prebiotic that helps promote the growth of healthy bacteria in the intestinal tract. FiberChoice products can be taken without water and have been clinically proven to be as effective as powder alternatives.

Approximately 10 million U.S. households annually purchase bulk fiber products, primarily to promote regularity and improve digestive health. The bulk fiber category represents approximately $340 million in U.S. retail sales. We believe this is an attractive product category due to the demographics associated with the aging population.

Competition in FiberChoice® Markets. The market for dietary fiber supplements is highly competitive and dominated by large companies with better established brands and greater resources than CNS. Competitors include Metamucil® manufactured by Procter and Gamble, Citrucel® manufactured by GlaxoSmithKline, Benefiber manufactured by Novartis and FiberCon® manufactured by Wyeth. The technology of the FiberChoice chewable fiber tablet is currently protected by one issued U.S. patent with other U.S. and international patents pending.

Manufacturing and Operations

        We outsource all manufacturing to outside suppliers. Each supplier manufactures a portion of our product line to our detailed specifications using raw materials specified by CNS. All suppliers have entered into confidentiality agreements with CNS to protect our intellectual property rights. Our quality control and operations personnel regularly inspect these manufacturers to observe processes and procedures to ensure compliance with FDA Good Manufacturing Practice Standards. Finished goods are also inspected to ensure that they meet quality requirements. We work closely with raw material vendors and our manufacturers to reduce scrap and waste, improve efficiency and improve yields to reduce the manufacturing costs of the product. We have received certification that CNS has established and maintains a quality system which meets the requirements of ISO 9001:2000/EN 46001.

        All of our manufacturing supply agreements are documented by contracts, with terms ranging from 2 to 5 years. Prices under these agreements are generally established annually and subject to periodic adjustments for changes in actual raw material costs. All of our products are ordered as-needed on a purchase order basis. We are not obligated to buy any particular quantity of product or use any manufacturer exclusively.

        To ensure consistent quality and supply, we have multi-year contracts with the suppliers that provide most of the major components for nasal strips. In 2001, we entered into a multi-year contract with 3M that provides for consistent supply, adherence to specifications and pricing. Although similar materials are currently available from other suppliers, we have historically utilized 3M components for manufacturing nasal strips. Although we believe that this relationship will not be disrupted, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost-effective manner could adversely affect our operations until new sources of these components become available.

        We consolidate all finished goods inventories into our leased warehouse adjacent to our offices in Eden Prairie, MN. We retain control of all aspects of customer service, including arranging logistics for shipment of our product to domestic customers and to international distributors.

Government Regulation

        As a manufacturer and marketer of medical devices, we are subject to regulation by governmental agencies including the FDA and the corresponding agencies of the states and foreign countries in which we sell our products. We must comply with a variety of regulations, relating to the manufacture, marketing and sale of our products as well as our recordkeeping and other general business practices, including the FDA’s Good Manufacturing Practice regulations. We are subject to periodic inspections by the FDA and applicable state and foreign agencies. If the FDA believes that there is a violation of its regulations, it may implement extensive enforcement powers, including the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations. We believe that CNS is currently in compliance with applicable FDA regulations.

        FDA regulations classify medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices, usually invasive, for which pre-market approval (as distinct from pre-market notification) is required before commercial marketing to assure product safety and effectiveness. Nasal dilators, such as our Breathe Right strips, have been classified by the FDA as Class I devices.

        Before a new medical device can be introduced into the market, the manufacturer generally must obtain FDA clearance through either a 510(k) pre-market notification or a pre-market approval application (“PMA”). A 510(k) clearance will be granted if the submitted data establish that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. The PMA process can be expensive, uncertain and lengthy, frequently requiring from one to several years for approval from the date the PMA is accepted. In addition to requiring clearance for new products, FDA rules may require a filing and waiting period prior to marketing modifications of existing products. We have received 510(k) pre-market notification approvals to market the Breathe Right nasal strip as a device that can (i) temporarily relieve the symptoms of nasal congestion and stuffy nose, (ii) eliminate or reduce snoring, (iii) improve nasal breathing by reducing nasal airflow resistance, and (iv) temporarily relieve breathing difficulties due to a deviated nasal septum.

        Our FiberChoice product is considered to be a dietary supplement and is regulated under the Federal Food, Drug, and Cosmetic Act as amended by the Dietary Supplement Health and Education Act of 1994 (DSHEA), and under the Fair Packaging and Labeling Act. There is generally no requirement that a company obtain a license or approval from FDA before marketing dietary supplements in the United States. The FDA is currently developing regulations for certain provisions of the DSHEA that may affect the regulation of our FiberChoice product line. However, at this time, the impact of any proposed regulation on our product lines is not certain.

        Sales of our products outside the United States are subject to regulatory requirements that vary widely from country to country. We have selected a third party to act as an “authorized representative” in the European Union. We believe that we have the necessary documentation to support affixing the “CE” mark, an international symbol of quality and compliance with applicable European medical device directives, to our Breathe Right® nasal strips in Europe. We will pursue additional approvals in other jurisdictions as needed.

        No assurance can be given that the FDA or state or foreign regulatory agencies will give approvals or clearances for additional applications for the Breathe Right nasal strip or for any of our other products. Moreover, after clearance is given, we are required to advise the FDA and these other regulatory agencies of modifications to our products. These agencies have the power to withdraw the clearance or require us to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of our products. Furthermore, federal, state and foreign regulations regarding the manufacture and sale of medical devices and other products are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

        We are also subject to substantial federal, state and local regulation regarding occupational health and safety, environmental protection, hazardous substance control, waste management and disposal, among others.

Patents, Trademarks and Proprietary Rights

        We have registered trademarks, own several patents and pending patent applications, and have a number of patents through licenses which are used in connection with our business. Some of these patents and licenses cover significant product formulations, methods and designs for our current and possible future products. We believe our trademarks are important as protection for CNS’ image in the marketplace. Our success is and will continue to be dependent upon the existence of and ability to protect our patents, trademarks and those under our licenses and we intend to take such steps as are necessary to protect our intellectual property rights.

        There can be no assurance that our technology and proprietary rights will not be challenged on the grounds that our products infringe on patents, copyrights or other proprietary information owned or claimed by others, or that others will not successfully utilize part or all of our technology without compensation to CNS. Nor can there be any assurance that others will not attempt to challenge the validity or enforceability of our patents and licensed patents on the basis of prior art or introduce competitive products. In addition to seeking patent protection for our products, we also intend to protect our proprietary technologies and proprietary information as trade secrets.

        Through license agreements CNS has acquired the exclusive worldwide rights to manufacture and sell nasal strips and chewable inulin based fiber tablets. Specifically, we have the exclusive right pursuant to those license agreements to manufacture, sell and otherwise practice any invention claimed in the licensors’ patents issued in any country, including those that issue on pending applications. We are obligated to pay royalties to the licensors based on sales of the products typically including certain minimum royalty amounts in order to maintain our exclusive rights.

        The original licensor of nasal strip technology has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the nasal strip technology. Seven of these patent applications have resulted in issued patents in the United States, including one with claims that cover the single-body construction of the nasal strip. The licensor of nasal strip technology also has one patent application which is currently pending. In addition, that licensor has obtained patent protection on the nasal strip in several foreign countries and has various applications pending which seek further patent protection in these and a number of additional countries. The licensor of the mentholated vapor strip technology has filed several patent applications with the U.S. Patent and Trademark Office as well as international patent offices resulting in both issued and pending applications. In addition to the patents and patent applications pending in the U.S. mentioned above, we have filed corresponding patent applications seeking protection in several foreign countries to protect certain rights to nasal dilation technology that have been acquired.

        The licensor of the chewable fiber tablet has one issued U.S. Patent and other issued and pending international patents seeking patent protection for different aspects of this product.

        Although we believe that our owned and licensed patents will limit the ability of others to introduce competitive products in the United States, there can be no assurance that the patents on the Breathe Right nasal strip and FiberChoice chewable fiber tablets will effectively foreclose the development of competitive products or that we will have sufficient resources to pursue enforcement of any patents issued. We do, however, intend to aggressively enforce our patents. In order to enforce any patents issued, we may have to engage in litigation which may result in substantial expense and counterclaims against CNS. Any adverse outcome of such litigation could have a negative impact on our business.

        We have engaged in litigation to enforce our patent rights relating to the Breathe Right nasal strip. In 1999, CNS brought a suit in federal district court to enforce one of the licensed nasal strip patents containing the broadest claims and providing the most comprehensive protection, U.S. Patent No. 5,533,499 (“ ‘499 Patent”). In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office (the “Patent Office”) of the ‘499 Patent. On September 29, 2000, the Patent Office issued an Office Action in Reexamination and rejected certain of the claims. Other claims that were not subject to reexamination remain in effect. We have joined the licensor, Creative Integration & Design, Inc., in the exercise of our rights to contest the action of the Patent Office and have provided reasons that we believe establish that the claims should not have been rejected. CNS and its licensor are also seeking to amend certain claims to provide us with additional protection under the patent. On January 21, 2005, we received a determination from the Patent Office that the ‘499 Patent has significant allowable claims. With some formal amendments, we expect the Patent Office will confirm these claims as allowable. As the date of filing of this Annual Report on Form 10-K for the year ended March 31, 2005, we have not received final notice from the Patent Office of the claims of the ‘499 Patent it has confirmed as allowable.

        On February 18, 2004, CNS, together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. (“Silver Eagle”) in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to CNS. The two patents at issue are U.S. Patent No. 6,318,362 (the “ ‘362 Patent”) and U.S. Patent No. 3,533,503 (the “ ‘503 Patent”). The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs. Silver Eagle has counterclaimed for a declaration that the ‘362 Patent and ‘503 Patent are invalid and not infringed and asks for its attorneys’ fees and costs.

        On November 24, 2004, we announced that the Patent Office will reexamine the ‘362 Patent and the ‘503 Patent. In response to this action by the Patent Office, on November 29, 2004, the Court issued an order staying our suit against Silver Eagle pending the reexamination. We believe that when the ‘362 and ‘503 Patents emerge from reexamination, we will maintain significant patent protection under those patents and will recommence enforcement of those patents in the litigation described above. As of the date of filing of this Annual Report on Form 10-K for the year ended March 31, 2005, we have not received information that the Patent Office has acted on the reexamination of the ‘362 and ‘503 Patents.

        The final outcome of the reexamination of the ‘499, ‘362 and ‘503 Patents by the Patent Office is therefore uncertain. Although an adverse ruling from the Patent Office would narrow the protection available for nasal dilators and limit the breadth of the our patent protection, we believe that our current portfolio of both pending patent applications and newly issued patents will enable CNS to maintain significant patent protection for our nasal strip products. See Item 3. Legal Proceedings.

        CNS has registered its Breathe Right and FiberChoice trademarks in the United States and in several foreign countries and is seeking further registration of those trademarks and other trademarks.

Employees

        At May 31, 2005, we had 56 full-time employees and 7 part-time employees, of whom 16 were engaged in operations, 22 in general administration, and 25 in marketing and sales. There are no unions representing CNS’ employees. Relations with our employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the names and ages of the Company’s current Executive Officers together with all positions and offices held with the Company by such executive officers. Officers are appointed to serve until their successors have been elected and have qualified.

Name and Age	Office
Daniel E. Cohen (53)	Chairman of the Board and Director

Marti Morfitt (47)	President, Chief Executive Officer and Director

Samuel Reinkensmeyer (44)	Vice President of Finance and Chief Financial Officer

John J. Keppeler (43)	Vice President of Worldwide Sales

Linda Kollofski (52)	Vice President of Marketing

Larry R. Muma (54)	Vice President of Operations

Susan Horvath (46)	Vice President of International

Nicole Strait (34)	Vice President of Human Resources

        Daniel E. Cohen has served as the Company’s Chairman of the Board since 1993 and has served as a director of the Company since its formation in 1982. Mr. Cohen also served as the Company’s Chief Executive Officer from 1989 to June 2001 and as Treasurer from 1982 to March 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

        Marti Morfitt has served as the Company’s President and Chief Executive Officer since June 2001 and its President and Chief Operating Officer from March 1998 to June 2001. Ms. Morfitt has served as a director of the Company since 1998. From September 1982 to February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to February 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems, and as a director of Intrawest Corporation, a Vancouver-based developer and operator of ski and golf resorts.

        Samuel Reinkensmeyer has served as the Company’s Chief Financial Officer since October 2003. From March 2000 until joining the Company, Mr. Reinkensmeyer was employed by ValueVision Media Inc., a television and Internet retailer which owns and operates ShopNBC and ShopNBC.com serving most recently as its Senior Vice President of Finance and Investor Relations. From August 1988 to February 2000, he served in various financial positions at The Pillsbury Company, most recently as Finance Director, Pillsbury North America. Previously, Mr. Reinkensmeyer worked for Citicorp and PriceWaterhouse.

        John J. Keppeler has served as the Company’s Vice President of Worldwide Sales since August of 1999 and has served as the Company’s Vice President of Sales from 1998 to 1999. From November of 1986 to June of 1998, Mr. Keppeler served in a series of sales and customer marketing positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving as Director of Category & Customer Development for the Green Giant and Progresso businesses.

        Linda Kollofski has served as the Company’s Vice President of Domestic Marketing since February of 2004 and as Vice President of New Business Development from November of 2002 to January of 2004. Prior to joining the Company in 2002, Ms. Kollofski was principal of Linda K. Consulting, Inc. from October of 1994 to October of 2002. Ms. Kollofski provided marketing expertise to various businesses including Haagen-Daz, Totino’s and Green Giant as well as to Telex Communications, Hazeldon Foundation publishing business and the Company’s FiberChoice brand. Previously, Ms. Kollofski served in senior marketing and new business development positions with the Hazelden Foundation, Dow Brands, Pillsbury and Munsingwear.

        Larry R. Muma has served as the Company’s Vice President of Operations since January of 2001. From May of 2000 to December of 2000, Mr. Muma served as Director of Supply Chain for Novartis, Inc., a worldwide manufacturer and distributor of health care and pharmaceutical products. From February of 1992 to April of 2000, Mr. Muma served in various operations positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, serving from February 1994 to April of 1999 as Vice President of Operations for Pillsbury North America and most recently from April of 1999 to April of 2000 as Vice President of Operations Frozen Division. Mr. Muma worked for PepsiCo from 1976 to 1992, serving most recently as its Vice President of International Technical Services.

        Susan Horvath has served as the Company’s Vice President of International since April of 2005. From September 1999 to April 2005, Ms. Horvath has served in a variety of roles with the Company, including Director of Financial Planning and Analysis from September 2002 to April 2005. Prior to joining CNS in 1999, Ms. Horvath was the senior finance manager for the advertising and sales promotion department of The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products. Previously Ms. Horvath worked for Coopers and Lybrand.

        Nicole Strait has served as the Company’s Vice President of Human Resources since March of 2005. Prior to joining the Company, from November 2002 to March 2005, Ms. Strait was with The J.M Smucker Company/International Multifoods Corporation, a Minneapolis-based manufacture and distributor of food products, most recently employed as its Director, Human Resources. From May 2000 to October 2002, Ms. Strait held various human resources positions with SimonDelivers.com, Inc., a Minneapolis-based online grocery shopping and grocery delivery company.

Item 2.   PROPERTIES

        The Company leases approximately 73,000 square feet of office and warehouse space in Eden Prairie, Minnesota. The lease expires in November of 2010 and contains a renewal option. Monthly payments on the lease are $61,766.

Item 3.   LEGAL PROCEEDINGS

        On February 18, 2004, CNS, Inc., together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. (“Silver Eagle”) in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to CNS. The two patents at issue are U.S. Patent No. 6,318,362 (the ” ‘362 Patent”) and U.S. Patent No. 3,533,503 (the ” ‘503 Patent”). The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs. Silver Eagle has counterclaimed for a declaration that the ‘362 Patent and ‘503 Patent are invalid and therefore not infringed and asks for its attorneys’ fees and costs.

        On November 24, 2004, we announced that the U.S. Patent and Trademark Office will reexamine the ‘362 Patent and the ‘503 Patent. In response to this action by the U.S. Patent and Trademark Office, on November 29, 2004, the Court issued an order staying our suit against Silver Eagle pending the reexamination. We believe that when the ‘362 and ‘503 Patents emerge from reexamination, we will maintain significant patent protection under those patents and will recommence enforcement of those patents in the litigation described above. We maintain patent protection for our nasal dilator products under other United States and foreign patents and will continue to vigorously enforce all of our intellectual property.

        As of the date of filing of this Annual Report on Form 10-K for the year ended March 31, 2005, we have not received information that the U.S. Patent and Trademark Office has acted on the reexamination of the ‘362 and ‘503 Patents.

        Another of our patents covering our nasal strip technology, U.S. Patent No. 5,533,499 (the “ ‘499 Patent”), is also subject to reexamination by the U.S. Patent and Trademark Office. On January 21, 2005, we received a determination from the U.S. Patent and Trademark Office that the ‘499 Patent has significant allowable claims. With some formal amendments, we expect the U.S. Patent and Trademark Office will confirm these claims as allowable. As of the date of filing of this Annual Report on Form 10-K for the year ended March 31, 2005, we have not received final notice from the U.S. Patent and Trademark Office of the claims of the ‘499 Patent it has confirmed as allowable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been traded on The Nasdaq Stock Market under the symbol “CNXS” since April 8, 1994. The following table sets forth the high and low last sale prices of our common stock for the period indicated which cover our fiscal years ending March 31, 2005 and 2004.

Fiscal Year Ended March 31, 2005	High	Low

Quarter Ended March 31, 2005	18.08	12.43
Quarter Ended December 31, 2004	13.25	10.95
Quarter Ended September 30, 2004	11.30	9.86
Quarter Ended June 30, 2004	11.04	9.31

Fiscal Year Ended March 31, 2004	High	Low

Quarter Ended March 31, 2004	14.49	9.91
Quarter Ended December 31, 2003	13.70	11.02
Quarter Ended September 30, 2003	11.72	8.52
Quarter Ended June 30, 2003	8.92	6.25

        On June 3, 2005, the last sale price of the common stock was $20.76 per share.

Shareholders

        As of June 3, 2005, there were approximately 600 owners of record of our common stock.

Dividends

        We paid four quarterly dividends of $.05 per share of common stock during fiscal 2005. We paid three quarterly dividends of $.04 per share of common stock during fiscal 2004. The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, our general financial condition and general business considerations.

Issuer Purchases of Equity Securities

        The following table provides certain information regarding purchases made by us of our common stock in the quarter ended March 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 – January 31, 2005	—	—	—	470,400

February 1 – February 28, 2005	12,000	$ 15.83	12,000	458,400

March 1 – March 31, 2005	32,895	$ 15.37	32,895	425,505

Total	44,895	$ 15.49	44,895	425,505

(1)	On February 11, 2002, we announced that our board of directors had approved a stock repurchase program authorizing us to repurchase up to 1,000,000 shares of our common stock from time to time in open market transactions or in privately negotiated transactions.

Information Regarding Equity Compensation Plans

        The following table sets forth information regarding our equity compensation plans in effect as of March 31, 2005. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved	1,476,668	$ 6.91	265,145
by stockholders:

Equity compensation plans not	-0-	-0-	-0-
approved by shareholders:

Totals	1,476,668	$ 6.91	265,145

        The equity compensation plans approved by our shareholders are the 2000 Amended Stock Option Plan, the 1994 Amended Stock Plan, the 1990 Stock Plan and the 1987 Employee Incentive Stock Option Plan. No shares remain available for future awards under the 1994, 1990 or 1987 Plans.

        We also maintain a 1989 Employee Stock Purchase Plan, participation in which is available to substantially all of our employees. Participating employees may purchase our common stock at the end of each participation period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or end of the participation period. The six-month participation period runs from January 1 to June 30 and from July 1 to December 31 each year. Employees may contribute up to 10% of their base compensation to the plan subject to certain IRS limits on stock purchases through the plan. This plan has been approved by our shareholders.

Item 6.   SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this Report. The Consolidated Statements of Operations and Balance Sheet data presented below as of and for the years ended December 31, 2000 through March 31, 2005 have been derived from our Consolidated Financial Statements included elsewhere in this Annual Report or previously filed with the Securities and Exchange Commission on Form 10-K, which have been audited by KPMG LLP, independent certified public accountants.

FINANCIAL HIGHLIGHTS
(In thousands, except per share amounts)

	Years ended
	March 31, 2005	March 31, 2004	March 31, 2003	Dec. 31, 2001	Dec. 31, 2000
Net sales	$93,732	$86,980	$79,075	$76,242	$38,409
Operating income (loss)	20,051	12,748	9,639	(1,225)	(18,696)
Net income (loss)	13,702	8,547	6,516	81	(13,756)
Diluted net income (loss) per share	$0.93	$0.59	$0.46	$0.01	$(0.89)

Working capital	$67,650	$54,900	$45,266	$32,712	$50,183
Total assets	87,215	73,534	65,375	50,618	65,337
Stockholders’ equity	71,151	58,644	49,054	36,612	53,584

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In this discussion, our three fiscal years ended March 31, 2005, 2004 and 2003 are referred to as fiscal years 2005, 2004 and 2003, respectively.

Growth Strategy and Financial Focus

        We are in the business of developing and marketing consumer health care products, including Breathe Right® branded products that focus on better breathing, and FiberChoice® branded products that focus on digestive health. We operate in niche categories of the large over-the-counter health care market with unique product offerings that are supported by strong advertising and promotion programs. Our competitive strengths include our brands, patented technologies, established domestic and international distribution networks, a flexible and low-cost operating model and an experienced management team.

        Our financial goals are to achieve sustainable long-term growth in consumer demand for our products, which should leverage our efficient operating model to generate further growth in operating profit and operating cash flow:

•	Sustainable Growth in Consumer Demand. During the three fiscal years ended March 31, 2005, consolidated net sales have grown from $79.1 million to $93.7 million. During this same three year period, net sales of domestic Breathe Right products have grown from $57.9 million to $68.4 million, net sales of FiberChoice products have grown from $7.1 million to $12.2 million, and net sales of International Breathe Right products have declined from $13.8 million to $12.9 million.

•	Operating Profit. During the past three fiscal years, we have grown operating profit at a rate which exceeds the growth rate of net sales. This has been achieved through the increased efficiency of our advertising and promotional campaigns and improvement in our gross profit rate, resulting from continued reductions in cost of goods sold and stronger growth of higher margin items within our product mix.

•	Operating Cash Flow. We are also focused on growing operating cash flow primarily through sustainable growth in revenue and net income, as well as continued focus on maintaining an efficient level of working capital. We are adept at managing an efficient operating model which requires limited capital expenditures to support our current business.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United Sates of America. In connection with the preparation of the consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a quarterly basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8.  Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult and subjective judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and estimates with our independent auditor and the Audit Committee of our Board of Directors.

•	Revenue Recognition, Sales Returns and Other Allowances, and Allowance for Doubtful Accounts. Revenue from sales is recognized when all of the following criteria have been met: a valid customer order with a fixed price has been received; title and risk of loss transfer to the customer; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Revenue is reduced for trade promotions, estimated sales returns, certain promotional costs and other allowances in the same period as the related sales are recorded. We must make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. We have established reserves of $1.4 million for future sales returns and $263,000 for other allowances as of March 31, 2005. Similarly, we must make estimates of the uncollectability of accounts receivable. We specifically analyze customer account balances, historical bad debts, current economic trends and changes in the timing of customer payments. The balance of accounts receivable was $15.0 million, net of the allowance for doubtful accounts of $183,000, as of March 31, 2005.

•	Inventory Valuation. Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. We analyze the cost and the market value of inventory items and establish the appropriate valuation reserves. We have established a reserve for excess or obsolete inventory of $545,000 as of March 31, 2005. We believe that the inventory valuation results in carrying inventory at the lower of cost or market.

•	Accounting for Income Taxes. As part of the process of preparing financial statements, we are required to estimate income taxes, both state and federal. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, we believe that it is more likely than not that CNS will realize the benefits of these deductible differences.

•	Trade and Consumer Promotions. Our judgment is involved in recognizing the amount and timing of trade and consumer promotion activities. Management regularly reviews current period and prior period promotional liabilities and assesses customers’ and consumers’ participation and performance levels related to various promotional activities. The vast majority of year end liabilities associated with these activities are resolved within the following fiscal year, and therefore do not require highly uncertain long-term estimates. We have established a liability for trade and consumer promotions of $1.3 million as of March 31, 2005.

Selected Consolidated Statements of Earnings Data and Executive Summary

For the fiscal year ended March 31, 2005 (“fiscal 2005”), we reported net sales of $93.7 million, up 7.8% versus the prior year. Revenues declined in the first half of fiscal 2005 due to the early and abrupt end to the domestic cold and flu season, a weak allergy season in Japan and related high levels of inventories in that market, and the lack of a new product launch. Revenues strengthened significantly during the second half of fiscal 2005 due to strong demand for domestic nasal strips, driven by the successful relaunch of clear nasal strips including a new advertising message, and the benefit of a longer cold and flu season compared to the prior year; continued strong demand for FiberChoice products and the launch of two new FiberChoice items in March 2005; and the resumption of shipments to our distributor in Japan, where we experienced a strong spring allergy season.

Operating income for fiscal 2005 was $20.1 million, up 57.3% versus the prior year. Growth in operating income was driven by 7.8% revenue growth, strong improvements in advertising and promotion efficiencies and a one-time reduction in cost of goods sold of $1.1 million, related to the refund of import duties paid in prior fiscal years.

Our financial position remains strong, with cash and marketable securities of $60.8 million and no debt on our balance sheet as of March 31, 2005.

We believe the percentage relationship between net sales and major expense lines in the statement of operations and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations. We operate as one business segment and believe the information presented in our Management’s Discussion and Analysis of Results of Operations and Financial Condition provides an understanding of our business, operations and financial condition.

	% of Net Sales			% Increase (Decrease) in Dollar Amounts
	Fiscal Year			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%	7.8%	10.0%
Gross profit	71.5%	69.1%	67.1%	11.6%	13.2%

Operating expenses:
Advertising and promotion	32.6%	38.1%	39.1%	(7.8%)	7.0%
Selling, general and administrative	17.6%	16.4%	15.8%	15.7%	13.7%

Total operating expenses	50.1%	54.4%	54.9%	(0.7%)	8.9%

Operating income	21.4%	14.7%	12.2%	57.3%	32.3%

Net sales

        The following is a breakdown of net sales by brand and geographic area:

	Fiscal Year			% Change
	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Domestic
Breathe Right	$68,423	$64,126	$57,855	6.7%		10.8%
FiberChoice	12,245	9,290	7,084	31.8%		31.1%
Other	197	588	319	(66.	5%)	84.3%

Total domestic	80,865	74,004	65,258	9.3%		13.4%

International
Japan	2,404	4,430	5,360	(45.7%)		(17.4%)
UK	2,223	2,349	2,275	(5.4%)		3.3%
Italy	3,371	1,899	2,020	77.5%		(6.0%)
Canada	1,826	1,372	1,161	33.1%		18.2%
Other	3,043	2,926	3,001	4.0%		(2.5%)

Total international	12,867	12,976	13,817	(0.8%)		(6.1%)

Net sales	$93,732	$86,980	$79,075	7.8%		10.0%

Operating Results

        CNS achieved consolidated net sales growth of 7.8% in fiscal 2005 and 10.0% in fiscal 2004. Domestic sales of Breathe Right® branded products grew by 6.7% in fiscal 2005 and 10.8% in fiscal 2004 due primarily to stronger consumer demand for nasal strips. Breathe Right domestic sales for the first half of fiscal 2005 were negatively impacted by the early and abrupt end to last year’s cold and flu season and the lack of a new product launch, but sales strengthened markedly in the second half of the year based on the successful relaunch of clear nasal strips, combined with a successful new advertising message and a longer cold and flu season. FiberChoice® sales grew by 31.8% in fiscal 2005 and 31.1% in fiscal 2004. Growth in FiberChoice sales results from continued strong development of consumer demand, resulting from its unique product benefits, strong levels of advertising and promotion supporting its “fiber for health” consumer positioning, and the launch of two new FiberChoice items during the March 2005 quarter.

        International sales declined in both fiscal 2005 and 2004 by 0.8% and 6.1%, respectively. Lower international revenue resulted primarily from lower shipments to our distributor in Japan, caused by high distributor inventory levels in that market, exacerbated by last year’s very weak spring allergy season. Growing revenues in Europe, Canada and the fiscal 2005 launch of Breathe Right nasal strips in Mexico partly offset the declines in sales to Japan. As of March 31, 2005, inventories have been normalized to approximately three months of sales in the Japanese market, which will allow for future revenues to more closely match consumer demand for nasal strips in Japan.

        During fiscal 2004, we decided to exit our line of Flair equine products which are included in “other” on the net sales breakdown, shown on the prior page. Effective April 30, 2004, we terminated our agreements with our distributor of Flair products and the licensor of technology related to this business. Net sales of Flair products totaled $375,000 for fiscal 2004 and $268,000 for fiscal 2003.

Gross profit rate

        Our gross profit rate is dependent on a number of factors and may fluctuate from quarter to quarter as well as year to year. These factors include the mix of products sold, the level at which on-package promotional programs are executed, and the cost of materials and manufacturing. The gross profit rate for fiscal 2005 was 71.5%, including a one-time reduction to cost of goods sold related to receipt of an import duty refund of $1.1 million, which was recorded during the December 2004 quarter. The refunded duties had been properly paid and expensed during fiscal years 2000 to 2004. Excluding this one-time item, the fiscal 2005 gross margin rate was 70.3% up 1.2 percentage points versus the fiscal 2004 gross margin rate, which was up 2.0 percentage points versus fiscal 2003. The improving gross margin rates in 2005 and 2004 resulted primarily from lower costs of goods sold including increasing efficiency in procuring and distributing our product lines.

Advertising and promotion expense

        Advertising and promotion expense expressed as a percentage of revenue declined to 32.6% in fiscal 2005, down 5.5 percentage points compared to fiscal 2004, which was down 1.0 percentage point compared to fiscal 2003. Lower advertising and promotion expense in fiscal 2005 was partly related to the lack of a new product launch, compared to the prior two years that included advertising and promotion investments related to new products. In addition, this reduction in expense as a percentage of net sales is the result of economies of scale driven by growth of our brands, as well as continuing efforts by our marketing team to develop more efficient and effective methods of stimulating consumer demand.

Selling, general and administrative expense

        Selling, general and administrative expenses were $16.5 million for 2005, up 15.7% compared to the prior year. Selling, general and administrative expense increased in fiscal 2005 due to higher levels of new product development expense for both the Breathe Right and FiberChoice brands, as well as increased legal expenses associated with defending our intellectual property assets and increased cost of regulatory compliance. Selling, general and administrative expense increased 13.7% in fiscal 2004 due to severance and recruitment costs associated with several changes on our management team.

Investment income

        Investment income was $935,000 for 2005 compared to $725,000 for 2004. The benefit of higher levels of marketable securities and an increase in market interest rates for municipal obligations more than offset declines in market interest rates for corporate bonds and U.S. government obligations. The following table compares the average bond equivalent yield of various marketable securities held as of March 31, 2005 and 2004 (in thousands):

	March 31,
	2005		2004
	Fair Value	Ave. Yield	Fair Value	Ave. Yield

Municipal obligations	$41,358	2.86%	$15,157	1.96%
Corporate bonds	6,064	2.03%	9,471	2.52%
U.S. Government obligations	8,514	1.82%	15,922	2.28%

Total marketable securities	$55,936	2.66%	$40,550	2.23%

        The average remaining days to effective maturity of our portfolio of marketable securities has decreased to 303 days as of March 31, 2005 compared to 403 days as of March 31, 2004.

Income Tax Expense

        Income tax expense was $7.3 million for 2005 compared to $4.9 million for 2004. The effective tax rate for 2005 was 34.7% compared to an effective tax rate in 2004 of 36.6%. The change in the effective tax rate is the result of utilizing foreign export incentives, a change in investment strategy from taxable corporate and U.S. Government obligations to tax exempt municipal obligations and the resolution of outstanding refund claims. The following table reconciles the various tax rates to our effective tax rate:

	For the Years Ended March 31,
	2005	2004

Federal Statutory rate	35.0%	35.0%
State rate, net of federal benefit	2.0	2.3
Tax exempt investment earnings	(0.9)	(0.1)
Export incentive	(0.5)	(0.7)
Other	(0.9)	.1

Effective tax rate	34.7%	36.6%

Operating Income

        Increases in sales, as well as improved gross profit rates, partly related to the fiscal 2005 one-time reduction to cost of goods sold related to receipt of an import duty refund of $1.1 million, as well as lower advertising and promotion expense relating to new products introductions and continued improvement in the efficiency of advertising and promotions provided significant improvement in operating income. Operating income for fiscal 2005 was $20.1 million, up 57.3% compared to fiscal 2004 operating income, which was up 32.3% compared to fiscal 2003.

Seasonality

        CNS has experienced in the past, and we expect that we will continue to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to the timing of advertising and promotion campaigns and seasonality of sales, as well as increases and decreases in purchases by distributors and retailers in anticipation of future demand by consumers. Significant portions of the Breathe Right® product line are used for the temporary relief of nasal congestion and congestion-related snoring. Sales of these items are higher during the fall and winter seasons, corresponding with our third and fourth quarters.

Liquidity and Capital Resources

        As of March 31, 2005, we have cash and marketable securities of $60.8 million and no debt on our balance sheet. In addition, we have generated strong and improving cash from operations in the past three fiscal years, and barring an unforeseen decline in our revenues or operating margins, we expect future cash flows from operations to continue to be strong and growing. The existing cash and marketable securities may be used to acquire complementary consumer healthcare businesses, pay dividends to our shareholders and/or, buy back additional shares of CNS common stock. In summary, we believe that our existing funds will be sufficient to support our planned operations for the foreseeable future.

        Operating Activities.   We generated cash from operating activities of $14.7 million during fiscal 2005 compared to $8.6 million during fiscal 2004, primarily due to the increases in operating income described above. The changes in operating assets and liabilities in the aggregate had only a minor impact on cash flow for fiscal 2005. For fiscal 2004, cash from operating activities was driven by net income of $8.5 million, utilization of deferred tax assets of $2.5 million and a use of cash related to changes in operating assets and liabilities of $3.5 million.

        Investing Activities.   During fiscal 2005, we continued to invest excess cash in short term marketable securities in order to improve our investment return. Purchase of marketable securities exceeded sales and maturities by $15.9 million and $15.6 million in 2005 and 2004, respectively. For 2005, marketable securities purchased consisted primarily of tax exempt municipal securities which provide a higher after tax yield.

        We purchased $557,000, $310,000 and $510,000 of product rights during fiscal 2005, 2004 and 2003, respectively.

        Financing Activities.   We paid cash dividends during fiscal 2005 of $2.8 million and $1.6 million during fiscal 2004. No dividends had been paid during fiscal 2003 or prior periods. In making the decision to initiate a cash dividend, our Board of Directors considered, among other things, the recent revisions to the U.S. income tax code that provides for favorable tax treatment of corporate dividends.

        We purchased 106,000 shares of our common stock for $1.4 million during fiscal 2005. We did not repurchase any shares of our common stock in 2004. These treasury shares will be used to meet future obligations under our employee stock purchase plan and stock option plans, and for possible future acquisitions. We are authorized to repurchase an additional 425,000 shares of our common stock as of March 31, 2005.

        CNS received $1.9 million and $1.8 million during fiscal 2005 and 2004 from the exercise of stock options and issuance of stock under the employee stock purchase plan.

        Significant Agreements and Lease Obligations.   We have entered into certain agreements and operating leases in order to secure product rights and office space. The following is a summary of significant agreements and lease obligations (in thousands):

	Payments Due by Period Fiscal Year
	2006	2007	2008	2009	2010	Thereafter

Operating leases	$778	$766	$741	$741	$741	$495
Minimum royalties	850	850	850	850	850	–
Purchase obligations	11,586	1,068	0	0	0	0

Total	$13,214	$2,684	$1,591	$1,591	$1,591

        We have agreements that exclusively license intellectual property rights for certain products. Royalties due under these agreements are based on various percentages of net sales of related product lines. The licensing agreements are valid for the lives of the related patents, however, they may be terminated earlier under certain conditions. Total minimum royalties are not determinable since royalties continue for the life of current and potential future patents related to the licensed intellectual property.

        We have entered into operating leases for office space and office equipment. Leases expire at various dates beginning in 2007 through 2010.

        Management is not aware of any significant agreements or obligations that would have a material negative impact upon our short-term or long-term liquidity.

Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs: an amendment to Accounting Research Bulletin (“ARB”)” 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of the interpretation are effective for our financial statements for periods beginning April 1, 2006. We do not anticipate a material impact from the adoption of this accounting standard.

        In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95", which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for our financial statements for periods beginning April 1, 2006.

Forward-Looking Statements

        We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, and written or oral presentations made by our authorized officers or other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. We do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

        In addition to other matters identified or described by us from time to time in filings with the Securities and Exchange Commission, there are several important factors that could cause our future results to differ materially from historical results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors include the following:

We depend upon sales of our Breathe Right nasal strip for the majority of our revenues.

        Sales from our Breathe Right nasal strips accounted for 79.7%, 77.0% and 79.9% of our revenues during the fiscal years ended March 31, 2005, 2004 and 2003, respectively. As a result, our success is substantially dependent upon the success of our Breathe Right nasal strip products. If we are unable to successfully create sustained demand for our Breathe Right nasal strip products and introduce new Breathe Right nasal strip products to generate additional sales, our business, financial condition and results of operations will be materially and adversely affected. Effective marketing and advertising drive sales of Breathe Right nasal strips and therefore, our success will also depend significantly on our ability to effectively market our Breathe Right nasal strips to consumers. Further, higher than expected manufacturing, marketing and distribution costs, mild cold and flu seasons, lower than expected customer acceptance of new products and competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material and adverse effect on us or otherwise adversely affect our sales of Breathe Right nasal strip products.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our common stock to decline.

        Sales of our Breathe Right products are seasonal in nature with consumer demand generally higher during the cold and flu season and dependent upon the severity of the cold/flu season. The cold and flu season corresponds with the third and fourth quarters of each of our fiscal years. Therefore, we will typically experience periods of increased revenues during the third and fourth quarter. Additionally, because consumer demand for our Breathe Right nasal strip is tied to the severity of the cold/flu season, our revenues from sales of our Breathe Right products will be adversely affected by a mild cold/flu season. However, because the length and severity of the season is difficult to anticipate, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of the cold/flu season year to year. If our operating results are below financial analysts’ or investors’ expectations due to seasonality factors, the market price of our common stock may decline.

Our future growth will depend in part upon our ability to develop and achieve sales of new products.

        One element of our growth strategy is focused on successful development of new products, including new products under the Breathe Right and Fiber Choice brand names. We may develop new products internally or through acquisition of products or product rights from other companies. We cannot assure you that we will successfully develop any new products. Further, in developing new products, we will incur additional research and development and marketing expenses and, if acquired from another company, additional expense associated with acquisition and integration of these products into our existing business. Our success in this area will depend upon cost effective development of new products. Revenues, if any, that we generate from new products may not be sufficient to recoup the expenses we will incur in the development of new products. Consumers may be slow to accept our new products, if at all, and therefore, we cannot assure you that we will generate sales from any new products we develop. If we cannot successfully develop new products and achieve sales of our new products, our financial performance and results of operations will be adversely affected.

If our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours which could depress our product selling prices and gross profit margins or result in loss of market share.

        We believe that protecting our proprietary technology is important to our success and competitive positioning. In addition to common law intellectual property rights, we rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. However, these legal means afford us only limited protection and may not adequately protect our rights to keep any advantages we may have over our competitors.

        We cannot assure you that others may not independently develop the same or similar technologies incorporated into our products, including technologies relating to external nasal dilator products, even if these technologies are the subject of our patents, patent applications or licenses. We have a license to the exclusive worldwide rights to manufacture and sell nasal strips in its various versions and chewable fiber supplements. Although we believe that our owned and licensed patents will limit the ability of others to introduce competitive products in the United States, there can be no assurance that the patents on the nasal strip or the chewable fiber supplements, or any additional patents on these or other products that may be issued in the future, if any, will effectively foreclose the development or sale of competitive products or that we will have sufficient resources to pursue enforcement of any patents issued.

        Additionally, we have engaged in litigation to enforce our patent rights relating to our nasal strip technologies. In 1999, we brought suit in federal district court to enforce our rights under U.S. Patent No.5,533,499 (the ” ‘499 Patent”), one of the licensed nasal strip patents containing the broadest claims relating to the nasal strip. In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office (the “Patent Office”) of the claims of the ‘499 Patent and on January 21, 2005, we received a determination from the Patent Office that the ‘499 Patent has significant allowable claims. We are seeking, with the licensor of the ‘499 Patent, to amend certain claims of the ‘499 Patent to provide us with additional protection under the ‘499 Patent. We believe that the allowable claims of the ‘499 Patent, if and when reissued, will enable us to maintain significant patent protection for our nasal strip products.

        In February 2004, we, together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. (“Silver Eagle”) in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to us. The two patents at issue are U.S. Patent No. 6,318,362 (the ” ‘362 Patent”) and U.S. Patent No. 3,533,503 (the ” ‘503 Patent”). The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs. Silver Eagle has counterclaimed for a declaration that the ‘362 Patent and ‘503 Patent are invalid and not infringed and asks for its attorneys’ fees and costs. In the course of this suit, Silver Eagle requested reexamination of the ‘362 Patent and the ‘503 Patent. In response to the reexamination by the Patent Office, on November 29, 2004, the Court issued an order staying our suit against Silver Eagle pending the reexamination. We have not yet received information that the Patent Office has acted on the reexamination of the ‘362 Patent and ‘503 Patents. The final outcome of the reexamination by the Patent Office of the ‘362 Patent and ‘503 Patent is uncertain. An adverse ruling from the Patent Office would narrow the protection available for nasal dilators, limit the breadth of our patent protection and may increase the likelihood that competitors will introduce competitive external nasal dilator products.

        Further, our competitors, many of which have substantial resources and may make substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. While we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future.

        Additional costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products. The occurrence of this litigation, or the effect of an adverse determination in any of this type of litigation, could have a material adverse effect on our business, financial condition and results of operations. Further, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the United States or at all. Our failure to protect or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Our market is highly competitive and many of our competitors have substantial resources. Competition may result in price reductions, lower gross profits and loss of market share.

        We face significant competition in developing and selling our nasal decongestant products and dietary fiber supplement products in both the U.S. and in foreign markets. Our Breathe Right nasal strip, Breathe Right VaporShot! personal vaporizer and Breathe Right Snore Relief throat spray compete in the consumer market with decongestant products and other cold, allergy and sinus relief products consisting primarily of pharmaceutical products sold over the counter, other nasal sprays and external nasal dilators, throat sprays, herbs, supplements and homeopathic remedies. Additionally, we will compete with prescription nasal decongestants. We compete with these other products on the basis of numerous factors including brand recognition, product quality, efficacy, price and product availability at the retail store. If consumers perceive any product that competes with ours as more effective, more reliable, less expensive or having other advantages, the demand for our products could decrease.

        Although we are currently the leading manufacturer of external nasal dilation products, Schering Plough Corp. entered the market in September 1998 with an external nasal dilation device. In May 2003, Aso Corp. announced it was acquiring the marketing, sales and distribution of Schering Plough’s nasal strip device effective June 3, 2003. Other companies have also entered the nasal dilation market with private label products. Our FiberChoice product competes with Metamucil® manufactured by Proctor and Gamble, Citrucel® manufactured by GlaxoSmithKline, Benefiber manufactured by Novartis and FiberCon® manufactured by Wyeth.

        We cannot assure you that we will be able to compete successfully against our current or future competitors. Many of our competitors are significantly larger than we are and have greater financial, technical, research, marketing, sales, distribution and other resources than we do. Additionally, large, well-known, well-financed companies may enter into our markets. Increased competition from other companies may force us to reduce the prices of our products, decrease our gross profit margins, increase discounts to distributors and result in loss of our market share and could require increased spending by us on research and development and sales and marketing.

We rely on third-party manufacturers for our product with the raw materials for our Breathe Right nasal strip being supplied by a single-source supplier. Any failure of these parties to deliver our products or raw materials would cause delays, increase our costs or prevent us from completing customer orders.

        Our Breathe Right nasal strips are manufactured for us by a limited number of manufacturers using raw materials supplied by a single supplier, 3M Company. Our other Breathe Right brand products and our FiberChoice products are manufactured for us by a limited number of manufacturers using raw materials supplied by multiple suppliers. If 3M Company is unable to ship the critical raw materials for our Breathe Right nasal strip, our manufacturers would be unable to manufacture our products, and therefore CNS would be unable to ship products to our customers and distributors. If the price of raw materials increases for any reason, or if our suppliers are unable or unwilling to deliver raw materials, we may have to find an alternative source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. Further, if our manufacturers were unable to manufacture our products for any reason, our customers and distributors would experience delays in receipt of orders of our product. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or materials consistent with our requirements as to quality, quantity and timeliness, likely would cause shortages of our products, delays in fulfilling orders for our products and harm our reputation and our business by causing delays, loss of sales, increases in costs and lower gross profit margin.

Our sales will decline and our business will be materially harmed if there is any loss of any significant retailer or any reduction, delay or cancellation of orders from any significant retailer.

        Our retail customers include national chains of mass merchants, drug stores and grocery stores, warehouse clubs and regional and independent stores in the retail channels. In the years ended March 31, 2005, 2004 and 2003, Wal-Mart accounted for approximately 31%, 32% and 29% of our sales, respectively. The loss of this customer or any other large retailer would have a negative impact on our operating results. While we would attempt to replace the lost sales through other retail outlets, we cannot assure you that we would be able to replace any lost sales. Because we typically do not enter into long-term contracts with our customers but rather fulfill demand for our products upon individual sales orders, our customers could cease buying our products from us at any time and for any reason. The loss of any major retailer would disrupt distribution of our products and result in a loss of revenue. If a significant number of our customers cease purchasing products from us, our business would be materially and adversely harmed. Further, any significant reduction or delay in the historical level of orders from our customers, cancellation of orders from any significant retailer or any significant decrease in our retail display space in any of these customers’ stores would have a negative impact on our operating results.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

        We sell a significant amount of our products to customers outside the United States, particularly in Europe and Asia. International sales accounted for 14%, 15%, and 17% of our revenue for the years ended March 31, 2005, 2004 and 2003, respectively. We expect that shipments to international customers, including customers in Europe and Asia, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

•	foreign governments may impose tariffs, quotas and taxes;
•	the demand for our products will depend, in part, on local economic health;
•	expense in developing advertising and marketing campaigns targeted to consumers in foreign countries;
•	political and economic instability may reduce demand for our products;
•	potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling our products in certain markets;
•	regulatory restrictions may require additional qualification or testing, resulting in further cost and delay in reaching the related markets;
•	we may face difficulties in managing our international distributors, customers or service partners;
•	the burden and cost of complying with a variety of foreign laws;
•	we may be exposed to fluctuations in foreign currency exchange rates;
•	our contracts with foreign distributors and resellers cannot fully protect us against political and economic instability;
•	we may face difficulties in collecting receivables; and
•	we may not be able to control our international distributors’ efforts on our behalf.

        While most of our sales are made in U.S. dollars, some are conducted in the local currencies of foreign countries. These foreign currencies are translated into U.S. dollars for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the fiscal year. Gains and losses resulting from transactions denominated in foreign currencies are included in our consolidated statements of operations. Currency fluctuations may adversely affect our financial performance and also may increase the relative price of our product in foreign markets and thereby could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. These risks associated with foreign operations may have a material adverse effect on our revenue from, or costs associated with, international sales.

Our business and our products are subject to governmental regulation, which could have a significant negative effect upon our business.

        Nasal dilators, such as our Breathe Right nasal strips, have been classified by the Food and Drug Administration (“FDA”) as Class I medical devices. Our Breathe Right nasal strip products are subject to extensive regulation regarding manufacturing, packaging, labeling, distribution, importation, sale and storage by various federal agencies, including the FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the Environmental Protection Agency and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.

        Our FiberChoice dietary fiber supplement is in a category of products commonly referred to for regulatory purposes as “dietary supplements.” Under the Dietary Supplement Health and Education Act (“DSHEA”), dietary supplements are not subject to pre-market approval by the FDA. However, the manufacturing, packaging, labeling, advertising, distribution and sale of dietary supplement products is subject to regulation by federal, state and local governmental agencies, including the FDA and the FTC. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.

        Our third-party manufacturers are also subject to governmental regulation in the manufacture of our products, including compliance with rules regarding packaging, labeling and manufacturing practices and equivalent state and foreign regulations. Our manufacturers are subject to periodic inspection to determine if they are complying with the rules regarding packaging, labeling and manufacturing.

        Furthermore, we also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to import/export regulations. To the extent we decide to commence or expand operations in additional countries, government regulations in those countries may prevent or delay entry into or expansion of operations in those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into the markets. However, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products.

        Our failure or the failure of our manufacturers to comply with local, state, federal or foreign regulations could lead to the imposition of significant civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions, suspension of product sales or manufacturing, change product design or formulation, or changes product labeling, packaging or advertising or require us to take other corrective action, any of which would materially adversely affect our business. Further, violation of these regulations or the assertion of a violation of these regulations could have a material adverse effect on our reputation and the reputation of our products, which could materially damage our business.

        Further, the regulatory environment in which we operate is continually changing. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes could also prove beneficial to our competitors and thus, adversely affect our business. In addition, regulations of the FDA and state and foreign laws and regulations depend heavily on administrative interpretations. We cannot assure you that future interpretations made by the FDA, or other regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations. It is not possible to assess the likelihood that the laws affecting our products and business will change, or to predict whether such changes, if they occur, will have a material effect on us.

Our business of the manufacturing, marketing, and sale of our products involves the risk of liability claims and such claims could seriously harm our business, particularly if our insurance coverage is inadequate.

        Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of our products. Like other participants in these markets, we may from time to time be involved in lawsuits, claims and proceedings alleging product liability and related claims such as negligence. If product liability claims become substantial, our reputation could be damaged significantly, thereby harming our business. We may be required to pay substantial damage awards as a result of any successful product liability claims. Any product liability claim against us, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.

        As a result of our exposure to product liability claims, we currently carry product liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain product liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance in the future could have a material adverse effect on our business, results of operations, liquidity and financial condition.

If we are required to, or voluntarily, recall our products, our reputation and our business could be materially harmed.

        The U.S. Food and Drug Administration and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of product functionality, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources, harm our reputation with our customers and damage our business.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

        We have experienced fluctuations in our quarterly operating results and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

•	seasonality of demand for our products;
•	severity of the cold and flu season;
•	timing of the cold and flu season in the United States, Europe and Asia;
•	the number and mix of products sold in the quarter;
•	the availability and cost of materials;
•	timing, costs and benefits of new product introductions;
•	customer order size and shipment timing;
•	promotions by ourselves or competitors, and the timing of the advertising and promotion expense;
•	the impact to the marketplace of competitive products and pricing; and
•	the timing and level of operating expenses.

        Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. If our operating results are below financial analysts’ or investors’ expectations, the market price of our common stock may fall abruptly and significantly.

We are dependent on key personnel.

        Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Marti Morfitt, our Chief Executive Officer. The loss of Ms. Morfitt’s services could impair our ability to effectively manage our company and to carry out our business plan.  We have an employment agreement with Ms. Morfitt that provides that Ms. Morfitt will serve as our Chief Executive Officer and that either party may terminate Ms. Morfitt’s employment at any time with or without cause. However, if we terminate Ms. Morfitt’s employment without cause, we would be required to make specified payments to her as described in her employment agreement. The other members of our management team also have significant experience in our industry and the loss of any other member of our other senior management could likewise impair our ability to effectively manage our company and carry out our business plan.  We do not carry key person life insurance on any of our executive officers.  In addition, competition for skilled employees in our industry is intense. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and materially harm our business and financial condition.

Our stock price may be volatile and a stockholder’s investment could decline in value.

        Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of companies with relatively small capitalization, like us, have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

•	actual or anticipated variations in our operating results;
•	new innovations in existing products or new products introduced by us or our competitors;
•	developments concerning proprietary rights;
•	changes in senior management;
•	investor perception of us and our industry;
•	general economic and market conditions including market uncertainty;
•	national or global political events; and
•	public confidence in the securities markets and regulation by or of the securities markets.

        In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies in particular, which are often unrelated to the operating performance of these companies. In addition to fluctuations unrelated to our financial performance, our failure to meet expectations of financial analysts and investors will likely cause a decline in the price of our common stock.

Future sales of shares of our common stock in the public market may negatively affect our stock price.

Future sales of our common stock, or the perception that these sales could occur, could have a significant negative effect on the market price of our common stock. In addition, upon exercise of outstanding options and warrants, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

Provisions of Delaware law, our bylaws and other agreements may deter a change of control of us and may have a possible negative effect on our stock price.

        Certain provisions of Delaware law, our bylaws and other agreements may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us, including:

•	the provisions of Delaware law relating to business combinations and control share acquisitions;
•	the provisions of our bylaws regarding the business properly brought before stockholders;
•	the right of our board of directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series;
•	our stockholder rights plan, which would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our board of directors; and
•	the provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control” and provisions of agreements with certain of our executive officers requiring payments if their employment is terminated and there is a “change in control.”

        These measures could discourage or prevent a takeover of us or changes in our management, even if an acquisition or such changes would be beneficial to our stockholders. This may have a negative effect on the price of our common stock.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk exposure is primarily interest rate risk related to our cash and cash equivalents and investments in marketable securities. We have an investment policy that limits the types of securities in which we may invest as well as the length of maturities. No investment may exceed 36 months in maturity and the weighted average life of the portfolio may not exceed 18 months. The average life of the investment portfolio as of March 31, 2005 was 303 days.

        The table below provides information about our cash and cash equivalents and marketable securities as of March 31, 2005:

	(in thousands)
	Cost	Fair Value

Due within one year	$34,599	$34,483
Due after one year through three years	21,717	21,453

	$56,316	$55,936

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Balance Sheets of the Company as of March 31, 2005 and 2004, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years ended March 31, 2005, 2004 and 2003, the Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm, are listed under Item 15. Exhibits and Financial Statement Schedules of this Report.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company’s Chief Executive Officer, Marti Morfitt, and Chief Financial Officer, Samuel Reinkensmeyer, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that as of such date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

        There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

        We entered into a letter agreement with Nicole C. Strait dated January 31, 2005 in connection with her appointment as our Vice President of Human Resources, which letter agreement is attached to this form 10-K as Exhibit 10.19. This letter agreement contains provisions regarding, among other things, termination of employement and change in control.

        Additionally, in connection with our appointment of Susan Horvath as Vice President, International, we entered into a memorandum agreement with her dated June 1, 2005, which memorandum agreement is attached to this Form 10-K as Exhibit 10.20. This memorandum agreement contains provisions regarding, among other things, termination of employement and change in control.

        Effective June 7, 2005, we entered into an Amended and Restated Employment Agreement with Daniel E. Cohen, our Chairman, attached to this Annual Report on Form 10-K as Exhibit 10.21. The Amended and Restated Employment Agreement contains the same terms as our prior employment agreements with Mr. Cohen, as amended, but extends the term of his employment an additional year to June 30, 2006.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The following sets forth certain information with respect to our directors. Please see Item 1. Business – Executive Officers of the Company for biographical information for Daniel E. Cohen, our Chairman and a director and Marti Morfitt, our Chief Executive Officer and a director:

        Karen T. Beckwith, 45, has served as our director since October 1, 2003. Since January 2003, Ms. Beckwith has served as the President and Chief Executive Officer of Gelco Information Network, a leading provider of expense and trade management solutions. From 1999 to January 2003, Ms. Beckwith served in various executive positions of Gelco Information Network, most recently as its President and Chief Executive Officer of the Trade Management Group division. Prior to that, she held a number of finance positions at Ceridian Corporation from 1995 to 1999, including Senior Vice President of Finance and Business Development and Integration.

        Patrick Delaney, 62, has served as our director since 1983 and as our Secretary since 1995. A practicing attorney since 1967, Mr. Delaney retired as a partner in the Minneapolis-based law firm of Lindquist & Vennum P.L.L.P., counsel to the Company in December 2002. Mr. Delaney is an author and serves on the board of a number of privately-held companies.

        Andrew J. Greenshields, 68, has served as our director since 1986. Mr. Greenshields has been President of Pathfinder Ventures, Inc., Minneapolis, Minnesota, since 1980. He is also a general partner of Pathfinder Venture Capital Fund III and a general partner of Spell Capital Partners, LP, both of which are Minneapolis-based financial limited partnerships. Mr. Greenshields is also a director of Aetrium, Inc., a manufacturer of semi-conductor handling equipment.

        H. Robert Hawthorne, 61, has served as our director since 1999. Mr. Hawthorne was Chief Executive Officer of Ocean Spray Cranberries, Inc., a Boston-based food and beverage company, from February 2000 to November 2002. From 1997 to 1999, Mr. Hawthorne served as a director, President and Chief Executive Officer of Select Comfort Corporation, a Minneapolis-based company that manufactures air beds and sleep related products. From 1986 to 1997, Mr. Hawthorne served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from February 1992 to December 1997 as President of The Pillsbury Brands Group, a subsidiary of The Pillsbury Company.

        Richard W. Perkins, 75, has been our director since 1993. Mr. Perkins has been President, Chief Executive Officer and a director of Perkins Capital Management, Inc., a Minneapolis-based investment management company, since 1985. He is also a general partner of Spell Capital Partners, LP, a Minneapolis-based venture capital limited partnership. He is also a director of the following publicly-held companies: Synovis Life Technologies, Inc., a manufacturer of medical products; PW Eagle, Inc., a manufacturer of plastic pipe; Lifecore Biomedical, Inc., a medical device company; Nortech Systems, Inc., a contract manufacturer for the electronics industry; Vital Images, Inc., a medical diagnostic software company; Teledigital, Inc., a provider of software to the cellular phone industry; and Two Way TV (U.S.), Inc., a provider of software to the television game industry.

        Morris J. Siegel, 56, has served as our director since April 18, 2003. Mr. Siegel is the founder and retired chairman of Celestial Seasonings, Inc., a manufacturer and marketer of specialty herb teas. In 2000, Celestial Seasonings merged with The Hain Food Group, a natural, specialty, organic and snack food company. Mr. Siegel then served as vice chairman of the merged company, The Hain Celestial Group, Inc. and was Chief Executive Officer of Celestial Seasonings until September 2002. In 1987, Mr. Siegel founded Earth Wise, Inc., a marketer of environmentally friendly cleaning products and recycled trash bags. Mr. Siegel currently serves as a director of Whole Foods Market, Inc., a North American natural foods grocer. Mr. Siegel is also a director Annie’s HomeGrown Foods, Inc., which manufactures, markets and sells premium all natural and organic foods, and is a subsidiary of Solera Capital LLC; a director of Camelbak Corp., an outdoor sporting goods company; and Avid Health Corp., a manufacturer of vitamins.

_________________

        Certain other information required under this Item with respect to directors is contained in the Section “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Stockholders to be held on August 30, 2005 (the “2005 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

Executive Officers

        Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.   EXECUTIVE COMPENSATION

        Information required under this item is contained in the section entitled “Executive Compensation” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required under this item is contained in the section entitled “Security Ownership of Principal Stockholders and Management” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item is contained in the section entitled “Certain Relationships and Related Transactions” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required under this item is contained in the section entitled “Relationship with Independent Accountants” in our 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

Form 10-K Page Reference
1.	Financial Statements.

	Management's Report on Internal Control over Financial Reporting	F-1

	Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the Years Ended
	March 31, 2005, 2004 and 2003	F-4

	Consolidated Balance Sheets as of March 31, 2005 and 2004	F-5

Consolidated Statements of Stockholders’ Equity and Comprehensive
	Income for the Years Ended March 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows for the Years Ended
	March 31, 2005, 2004, and 2003	F-7

	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedules.

See Schedule II of Valuation and Qualifying Accounts on the page following Exhibit Index.

3.	Exhibits.

See “Exhibit Index” on the page following the Signature Page.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS, INC. (“Registrant”)
Dated: June 10, 2005	By:	/s/ Marti Morfitt

Marti Morfitt Chief Executive Officer and Director

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on June 10, 2005 on behalf of the Registrant in the capacities indicated.

/s/   Marti Morfitt

Marti Morfitt
Chief Executive Officer and Director
(Principal Executive Officer)

/s/   Samuel Reinkensmeyer

Samuel Reinkensmeyer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/   Karen T. Beckwith

Karen T. Beckwith
Director

/s/   Daniel E. Cohen

Daniel E. Cohen
Chairman of the Board and Director

/s/   Patrick Delaney

Patrick Delaney
Director

/s/   H. Robert Hawthorne

H. Robert Hawthorne
Director

/s/   Andrew J. Greenshields

Andrew J. Greenshields
Director

/s/   Richard W. Perkins

Richard W. Perkins
Director

/s/   Morris J. Siegel

Morris J. Siegel
Director

CNS, INC.
EXHIBIT INDEX

Exhibit No.	Description

3.1	Company’s Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)).

3.2	Company’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.1	Form of Amended and Restated Rights Agreement dated as of December 20, 2002 by and between CNS, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, Commission File No. 0-16612).

10.1*	CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-18, Commission File No. 33-14052C).

10.2*	CNS, Inc. 1989 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibits 4.1 and 4.2 to the Company’s Registration Statement on Form S-8, Commission File No. 333-68310).

10.3*	CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*	CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.5*	CNS, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-109110)).

10.6**	License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-2, Commission File No. 33-46120).

10.7**	License Agreement dated November 10, 1997 between the Company and Onesta Nutrition, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ending December 31, 1999 (the “1999 Form 10-K”)).

10.8**	License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk (incorporated by reference to Exhibit 10.11 of the 1999 Form 10-K).

10.09**	Supply Agreement between the Company and Tapemark, Inc. dated October 15, 2001 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 (the “September 30, 2001 Quarterly Report”)).

10.10**	Supply Agreement between the Company and WebTec Converting, LLC dated October 5, 2001 (incorporated by reference to Exhibit 10.16 to the September 30, 2001 Quarterly Report).

10.11**	Medical Specialties Material Purchase Agreement between the Company and Minnesota Mining and Manufacturing Company dated August 1, 2001 (incorporated by reference to Exhibit 10.17 to the September 30, 2001 Quarterly Report).

10.12*	Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit 10.13 to the 1998 Form 10-K).

10.13*	Employment Agreement between the Company and Larry R. Muma dated January 2, 2001 (incorporated by reference to Exhibit 10.21 to the 2000 Form 10-K).

10.14*	Employment Agreement between the Company and Linda Kollofski dated October 29, 2002 (incorporated by reference to Exhibit 10.27 to the 2003 Form 10-K).

10.15*	Letter Agreement between the Company and Samuel E. Reinkensmeyer dated September 18, 2003 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for March 31, 2004 (the “2004 Form 10-K”)).

10.16*	Employment Agreement between the Company and Samuel E. Reinkensmeyer dated October 15, 2003 (incorporated by reference to Exhibit 10.27 to the 2004 Form 10-K).

10.17	Lease Agreement between the Company and Liberty Property Limited partnership dated December 19, 2004 (incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K)

10.18*	Employment Agreement between the Company and Marti Morfitt dated July 20, 2004 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.19*	Letter Agreement between the Company and Nicole C. Strait dated January 31, 2005.

10.20*	Memorandum Agreement between the Company and Sue Horvath dated June 1, 2005.

10.21*	Amended and Restated Employment Agreement between the Company and Daniel E. Cohen dated as of June 7, 2005.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on signature page hereof).

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. Section 1350.

_________________

*Indicates Compensatory Agreement

**Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
CNS, Inc.

Under date of June 3, 2005, we reported on the consolidated balance sheets of CNS, Inc. as of March 31, 2005 and, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended March 31, 2005, as contained in the 2005 Annual Report on Form 10-K to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/   KPMG LLP

Minneapolis, Minnesota
June 3, 2005

CNS, INC.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	For the Years Ended March 31,
	2005	2004	2003

Allowance for doubtful accounts:
Balance beginning of period	$380	$330	$500
Provision/adjustment to expense	(66)	110	55
Bad debt write-offs	(131)	(60)	(225)

Balance end of period	$183	$380	$330

Reserve for excess or obsolete inventory
Balance beginning of period	$551	$667	$506
Provision/adjustment to expense	105	361	855
Charge offs	(111)	(477)	(694)

Balance end of period	$545	$551	$667

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2005.

        Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Form10-K, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CNS, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that CNS, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CNS, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNS, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 3, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/   KPMG LLP

Minneapolis, Minnesota
June 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CNS, Inc.:

We have audited the accompanying consolidated balance sheets of CNS, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNS, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota
June 3, 2005

CNS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended March 31,
	2005	2004	2003

Net sales	$93,732	$86,980	$79,075
Cost of goods sold	26,704	26,904	25,992

Gross profit	67,028	60,076	53,083

Operating expenses:
Advertising and promotion	30,515	33,101	30,930
Selling, general and administrative	16,462	14,227	12,514

Total operating expenses	46,977	47,328	43,444

Operating income	20,051	12,748	9,639

Investment income	935	725	821
Gain on sales of marketable securities	0	0	18

Income before income taxes	20,986	13,473	10,478
Income tax expense	7,284	4,926	3,962

Net income	$13,702	$8,547	$6,516

Basic net income per share	$.98	$.63	$.48

Weighted average number of common shares outstanding	13,972	13,576	13,467

Diluted net income per share	$.93	$.59	$.46

Weighted average number of common
and potential common shares outstanding	14,758	14,488	14,044

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$4,814	$8,871
Marketable securities	55,936	40,550
Accounts receivable, net of allowance for doubtful accounts
of $183 in 2005 and $380 in 2004	15,030	11,394
Inventories	4,531	4,132
Deferred income taxes	1,968	2,008
Prepaid expenses and other current assets	1,435	2,835

Total current assets	83,714	69,790

Property and equipment, net	1,118	1,562
Product rights, net	1,360	1,107
Deferred income taxes	1,023	1,075

	$87,215	$73,534

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,770	$6,970
Accrued expenses	7,177	7,055
Accrued income taxes	1,117	865

Total current liabilities	16,064	14,890

Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	0	0
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares in 2005 and 2004	193	193
Additional paid-in capital	61,693	59,835
Treasury shares – at cost; 5,049 shares in 2005 and 5,512 shares in 2004	(23,779)	(23,878)
Retained earnings	33,284	22,379
Accumulated other comprehensive income (loss)	(240)	115

Total stockholders’ equity	71,151	58,644

Commitments and contingencies (notes 9, 10 and 11)

	$87,215	$73,534

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands)

	Common stock		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Number of shares	Par value		Number of shares	Cost

Balance at March 31, 2002	19,295	$193	$60,796	5,756	$(25,821)	$8,956	$98	$44,222

Stock issued in connection with
Employee Stock Purchase Plan	0	0	(69)	(19)	163	0	0	94
Exercise of stock options	0	0	(862)	(206)	1,717	0	0	855
Other	0	0	14	0	2	0	0	16
Treasury shares purchased	0	0	0	458	(2,755)	0	0	(2,755)
Comprehensive income:
Net income	0	0	0	0	0	6,516	0	6,516
Unrealized gains on marketable securities
net of income tax effect of $60	0	0	0	0	0	0	106	106

Total comprehensive income								6,622

Balance at March 31, 2003	19,295	$193	$59,879	5,989	$(26,694)	$15,472	$204	$49,054

Stock issued in connection with
Employee Stock Purchase Plan	0	0	2	(24)	148	0	0	150
Exercise of stock options	0	0	(1,051)	(453)	2,668	0	0	1,617
Tax benefit of options exercised	0	0	1,005	0	0	0	0	1,005
Dividends ($.12 per share)	0	0	0	0	0	(1,640)	0	(1,640)
Comprehensive income:
Net income	0	0	0	0	0	8,547	0	8,547
Unrealized losses on marketable securities
net of income tax effect of $52	0	0	0	0	0	0	(89)	(89)

Total comprehensive income								8,458

Balance at March 31, 2004	19,295	$193	$59,835	5,512	$(23,878)	$22,379	$115	$58,644

Stock issued in connection with
Employee Stock Purchase Plan	0	0	84	(18)	74	0	0	158
Exercise of stock options and warrants	0	0	373	(551)	1,376	0	0	1,749
Tax benefit of options exercised	0	0	1,400	0	0	0	0	1,400
Other	0	0	1	0	0	0	0	1
Dividends ($.20 per share)	0	0	0	0	0	(2,797)	0	(2,797)
Treasury shares purchased	0	0	0	106	(1,351)	0	0	(1,351)
Comprehensive income:
Net income	0	0	0	0	0	13,702	0	13,702
Unrealized losses on marketable securities
net of income tax effect of $140	0	0	0	0	0	0	(355)	(355)

Total comprehensive income								13,347

Balance at March 31, 2005	19,295	$193	$61,693	5,049	$(23,779)	$33,284	$(240)	$71,151

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended March 31,
	2005	2004	2003

Operating activities:
Net income	$13,702	$8,547	$6,516
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	797	958	1,251
Deferred income taxes	299	2,468	3,489
Other	1	60	16
Changes in operating assets and liabilities:
Accounts receivable	(3,636)	(383)	671
Inventories	(399)	(866)	1,199
Prepaid expenses and other current assets	1,402	(1,801)	(36)
Accounts payable and accrued expenses	2,576	(428)	6,057

Net cash provided by operating activities	14,742	8,555	19,163

Investing activities:
Purchases of marketable securities	(80,795)	(90,325)	(36,255)
Sales and maturities of marketable securities	64,846	74,749	30,389
Payments for purchases of property and equipment	(52)	(478)	(60)
Payments for product rights	(557)	(310)	(510)

Net cash used in investing activities	(16,558)	(16,364)	(6,436)

Financing activities:
Proceeds from the issuance of common stock
under Employee Stock Purchase Plan	158	150	94
Proceeds from the exercise of stock options	1,749	1,616	855
Purchase of treasury shares	(1,351)	0	(2,755)
Dividends paid	(2,797)	(1,640)	0

Net cash provided by (used in) financing activities	(2,241)	126	(1,806)

Net increase (decrease) in cash and cash equivalents	(4,057)	(7,683)	10,921

Cash and cash equivalents:
Beginning of period	8,871	16,554	5,633

End of period	$4,814	$8,871	$16,554

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$0	$132	$0
Cash paid during the year for income taxes, net of refunds	3,633	2,994	237

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Notes to Consolidated Financial Statements
March 31, 2005, 2004 and 2003

(1)	Summary of Significant Accounting Policies

Business The Company develops and markets consumer health care products, including Breathe Right® branded products focused on better breathing, and FiberChoice® branded products focused on digestive health. Theses products are sold over-the-counter in retail outlets, including mass merchant, drug, grocery, club stores, military base stores and on-line retailers. The Company primarily uses international distributors to market Breathe Right nasal strips outside the U.S.

Principles of Consolidation The accompanying consolidated financial statements include the accounts of CNS, Inc. and its subsidiaries (“the Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with potential future product returns, settlement of trade and consumer promotion liabilities, the uncollectibility of accounts receivable and inventory obsolescence.

Basis of Presentation Certain amounts from prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition Revenue is recognized when all of the following criteria have been met: a valid customer order with a fixed price has been received; title and risk of loss transfer to the customer; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. The Company records provisions for trade promotions, returns and customer discounts as a reduction to net sales in the same period that the related sales are recorded.

Fair Value of Financial Instruments Cash, cash equivalents and accounts receivable are carried at amounts that approximate fair value because of the short-term nature of these instruments.

Cash Equivalents Cash equivalents consist primarily of money market funds with original maturities of three months or less.

Marketable Securities The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Any unrealized gains and losses, net of deferred income taxes, are included in stockholders’ equity as a separate component of other comprehensive income. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary, results in a charge to operations and in the establishment of a new cost basis for the security. Realized securities gains or losses are included in gain (loss) on sales of marketable securities in the consolidated statements of operations.

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

Stock-Based Compensation The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is determined based on the difference, if any, on the grant date between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Accordingly, no compensation expense associated with the fair market value of stock option grants or shares sold to employees under the Employee Stock Purchase Plan has been recognized in the Company’s consolidated financial statements.

The fair value of each stock option grant issued under various stock option plans and shares sold to employees under the Employee Stock Purchase Plan are estimated on the date of grant or purchase using the Black-Scholes option-pricing model. The following weighted average assumptions were made in estimating fair value:

	For the Years Ended March 31,
	2005	2004	2003

Expected lives (Years)	4.6	5.7	6.0
Dividend Yield	1.95%	1.27%	0.00%
Expected volatility	61.00%	62.00%	60.00%
Risk-Free Interest Rate	3.80%	3.06%	5.00%

Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan been determined based on the fair value of options at the grant date, net income and earnings per share would have been as follows:

	For the Years Ended March 31,
	2005	2004	2003

Net income, as reported	$13,702	$8,547	$6,516
Deduct: Total stock-based compensation
expense determined under the fair value
based method for all awards, net of related
tax effects	810	603	456

Proforma net income	$12,892	$7,944	$6,060

Earnings per share:
Basic – as reported	$.98	$.63	$.48
Basic – proforma	$.92	$.59	$.45

Diluted – as reported	$.93	$.59	$.46
Diluted – proforma	$.87	$.56	$.43

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

Income Taxes Income tax expense includes federal and state income taxes. The provision for income taxes is composed of current income tax expense and the change in the balance of the deferred tax assets and liabilities. Deferred tax assets and liabilities and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized when management determines that it is more likely than not that the asset will be realized.

Net Earnings Per Share Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and potential common shares outstanding during the period.

Comprehensive Income Comprehensive income consists of the Company’s net income and unrealized gains (losses) on marketable securities and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

Recent Accounting Pronouncements In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs: an amendment to Accounting Research Bulletin (“ARB”)” 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The provisions of the interpretation are effective for the Company’s consolidated financial statements for periods beginning April 1, 2006. The Company does not anticipate a material impact from the adoption of this accounting standard.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95”, which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for the Company’s consolidated financial statements for periods beginning April 1, 2006.

(2)	Marketable Securities

Marketable securities, including estimated fair value based on quoted market prices or valuation models, are summarized as follows (in thousands):

	March 31,
	2005		2004
	Cost	Fair Value	Cost	Fair Value

Municipal obligations	$41,634	$41,358	$15,172	$15,157
Corporate bonds	6,110	6,064	9,404	9,471
U.S. government obligations	8,572	8,514	15,789	15,922

Total marketable securities	$56,316	$55,936	$40,365	$40,550

Maturities of marketable securities at March 31, 2005 are as follows (in thousands):

	Cost	Fair Value

Due within one year	$34,599	$34,483
Due after one year through three years	21,717	21,453

Total marketable securities	$56,316	$55,936

Gross unrealized gains on marketable securities available for sale totaled $0 and $201,000 at March 31, 2005 and 2004, respectively. Gross unrealized losses on marketable securities available for sale totaled $380,000 and $18,000 at March 31, 2005 and 2004, respectively.

Realized gains on sales of marketable securities were $0, $0 and $18,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

(3)	Advertising

At March 31, 2005 and 2004, the Company reported $472,000 and $409,000, respectively, of advertising costs as prepaid assets. Advertising expense was $24,083,000, $25,211,000 and $22,657,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

(4)	Details of Selected Balance Sheet Accounts

Details of selected balance sheet accounts are as follows (in thousands):

	March 31,
	2005	2004
Allowance for doubtful accounts:
Balance beginning of period	$380	$330
Provision/adjustment for doubtful accounts	(66)	110
Less charge offs, net	(131)	(60)

Balance end of period	$183	$380

Inventories:
Finished goods	$3,547	$3,014
Raw materials and component parts	984	1,118

Total inventories	$4,531	$4,132

Property and equipment:
Warehouse and production equipment	$770	$770
Office equipment and information systems	4,161	4,111
Leasehold improvements	1,087	1,087

Less accumulated depreciation	(4,900)	(4,406)

Property and equipment, net	$1,118	$1,562

Product rights:
Product rights	$4,170	$3,614
Less accumulated amortization	(2,810)	(2,507)

Product rights, net	$1,360	$1,107

Accrued expenses:
Promotions and allowances	$3,230	$3,021
Royalties and commissions	1,087	791
Salaries, incentives and paid time off	2,373	2,466
Other	487	777

Total accrued expenses	$7,177	$7,055

Product rights amortization:	For the Years Ended March 31,

	2005	2004	2003

Amortization expense	$303	$542	$397

Estimated amortization expense for the year ending March 31,	Amount

2006	$313
2007	290
2008	256
2009	235
2010	235

(5)	Stockholders’ Equity

Stock Options The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase up to 4,300,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of March 31, 2005.

Stock option activity under these plans is summarized as follows:

	Weighted-average Exercise Price Per Option	Options Outstanding	Options Available For Grant

Balance at March 31, 2002	$4.43	2,176,034	208,640
Granted	6.01	175,460	(175,460)
Exercised	4.15	(205,900)	0
Canceled	4.68	(61,090)	61,090
Expired		0	(7,560)

Balance at March 31, 2003	$4.58	2,084,504	86,710
Amendment of 2000 Plan			650,000
Granted	11.00	362,020	(362,020)
Exercised	4.09	(481,464)	0
Canceled	6.20	(77,500)	77,500
Expired		0	(600)

Balance at March 31, 2004	$5.87	1,887,560	451,590
Granted	10.84	243,188	(243,188)
Exercised	4.69	(575,467)	0
Canceled	10.32	(78,613)	78,613
Expired		0	(21,870)

Balance at March 31, 2005	$6.91	1,476,668	265,145

Information on outstanding and currently exercisable options by price range as of March 31, 2005, is summarized as follows:

	Options Outstanding			Options Exercisable
Price Range Per Option	Total Number of Options	Weighted-average Remaining Life (Years)	Weighted-average Exercise Price	Exercisable Number of Options	Weighted-average Exercise Price

$2.81	59,700	4.0	$2.81	59,700	$2.81
3.13 – 3.94	97,000	4.8	3.66	86,800	3.67
4.00 – 4.50	391,780	5.2	4.23	390,580	4.23
5.00 – 5.44	256,900	4.0	5.34	222,900	5.34
6.05 – 6.85	166,160	7.2	6.46	120,560	6.40
7.25	20,000	2.3	7.25	20,000	7.25
10.06 – 10.95	172,508	9.2	10.13	2,560	10.9
11.01 – 11.37	286,020	8.5	11.34	92,006	11.35
12.04 – 12.90	7,400	9.8	12.88	200	12.04
18.08	19,200	10.0	18.08	0	—

	1,476,668	6.3		995,306	$5.35

At March 31, 2005, 2004 and 2003, currently exercisable options aggregated 995,306, 1,384,500 and 1,630,456 shares of common stock, respectively and the weighted-average exercise price of those options was $5.35, $4.60 and $4.43, respectively.

The per share weighted-average fair value of stock options granted during the years ended March 31, 2005, 2004 and 2003 is estimated as $4.90, $5.71 and $3.54, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: volatility of 61% in 2005, 62% in 2004 and 60% in 2003; risk-free interest rate of 3.86% in 2005, 3.19% in 2004 and 5.00% in 2003, and an expected life of 4.9 years in 2005, 5.8 years in 2004 and 6.0 years in 2003.

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 400,000 shares under the plan of which employees have purchased 285,743 shares as of March 31, 2005. Common shares sold to employees under the Purchase Plan in fiscal 2005, 2004 and 2003 were 18,446, 23,413 and 19,517, respectively.

The weighted-average fair value of each purchase right granted in fiscal 2005, 2004 and 2003 was $4.17, $5.02 and $2.26, respectively.

Warrants Warrants to purchase 50,000 shares of the Company’s common stock were exercised during the fiscal year ended March 31, 2005. As of March 31, 2005, no warrants were outstanding.

Preferred Stock At March 31, 2005, the Company is authorized to issue 1,000,000 shares of Series A Junior Participating Preferred Stock upon a triggering event under the Company’s stockholders’ rights plan as well as an additional 7,483,589 shares of undesignated preferred stock.

(6)	Income Taxes

        Income tax expense for the years ended March 31, 2005, 2004 and 2003 is as follows (in thousands):

	For the Years Ended March 31,
	2005	2004	2003

Current income tax expense
Federal	$6,728	$2,349	$224
State	256	58	115

	6,984	2,407	339

Deferred income tax expense
Federal	(101)	2,104	3,366
State	401	415	257

	300	2,519	3,623

Total income tax expense	$7,284	$4,926	$3,962

The following table is a reconciliation of the statutory federal income tax expense to the effective income tax expense for the years ended March 31, 2005, 2004 and 2003 (in thousands):

	For the Years Ended March 31,
	2005	2004	2003

Statutory federal tax expense	$7,345	$4,715	$3,667
State taxes, net of federal benefit	427	308	242
Tax exempt investment earnings	(195)	(13)	0
Export incentive	(112)	(93)	0
Other	(181)	9	53

Actual tax expense	$7,284	$4,926	$3,962

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 2005 and 2004 are presented below (in thousands):

	March 31,

	2005	2004

Deferred tax assets:
Inventory items	$202	$337
Accounts receivable allowance	68	141
Product rights	534	437
Accrued expenses	1,564	1,443
Contract termination	524	647
Unrealized losses on marketable securities	141	0
Net operating loss and credit carryforwards	0	158

	3,033	3,163

Deferred tax liabilities:
Unrealized gains on marketable securities	0	(68)
Property and equipment	(35)	(12)
Other	(7)	0

	(42)	(80)

Net deferred tax assets	$2,991	$3,083

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

(7)	Sales

The Company had one significant customer who accounted for 31%, 32% and 29% of sales in the years ended March 31, 2005, 2004 and 2003, respectively. Accounts receivable from this customer as of March 31, 2005 and 2004 were $4,933,000 and $4,112,000, respectively.

The Company operates as a single operating segment of consumer health care products that are similar with respect to: economic characteristics, gross margins, products and services, production processes, types or classes of customers, methods of distribution, and regulatory environments. Net sales by brand and geographic area are as follows (in thousands):

	For the Years Ended March 31,
	2005	2004	2003

Domestic
Breathe Right	$68,423	$64,126	$57,855
FiberChoice	12,245	9,290	7,084
Other	197	588	319

Total domestic	80,865	74,004	65,258
International
Japan	2,404	4,430	5,360
UK	2,223	2,349	2,275
Italy	3,371	1,899	2,020
Canada	1,826	1,372	1,161
Other	3,043	2,926	3,001

Total international	12,867	12,976	13,817

Net sales	$93,732	$86,980	$79,075

(8)	Employee Benefit Plan

The Company provides a defined contribution plan which covers all eligible employees. Generally, employees may contribute up to 50% of base compensation to the plan, not to exceed certain annual limits. The Company matches 25% of employee contributions up to 5% of base compensation each year, with certain limitations. The Company may also make additional discretionary contributions. Contribution expense related to the defined contribution plan was $266,000, $251,000 and $204,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

(9)	License Agreements

The Company has agreements to exclusively license intellectual property rights to certain products. Royalties due under these agreements are based on various percentages of net sales. To maintain the Company’s licenses, it must make minimum royalty payments of $850,000 each year until patents for the products expire. Royalties are classified as a component of cost of goods sold. Royalty expense was approximately $3,225,000, $2,612,000 and $2,652,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

(10)	Operating Leases

The Company leases equipment and office space under noncancelable operating leases that have initial or noncancelable lease terms in excess of one year. Future minimum lease payments due in accordance with these leases as of March 31, 2005 are as follows (in thousands):

Year ending March 31,	Amount

2006	$778
2007	766
2008	741
2009	741
2010	741
Later years	495

Future minimum lease payments	$4,262

Total rental expense for operating leases was $783,000, $780,000 and $781,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

(11)	Realization of Contingent Gain

The Company received a $1.1 million refund of previously paid European Community import duties on Breathe Right nasal strips relating to an import duty appeal. The Company recorded this nonrecurring item as a reduction in cost of goods sold during the quarter ended December 31, 2004.

(12)	Net Income Per Share

A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

	For the Years Ended March 31,
	2005	2004	2003

Weighted average number of common shares outstanding	13,972	13,576	13,467
Potential common shares	786	912	577

Weighted average number of common and potential
common shares outstanding	14,758	14,488	14,044

As of March 31, 2005, a total of 26,600 options to purchase shares of common stock with a range of exercise prices from $12.90 to $18.08 per share were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. These options expire during 2015.

(13)	Summary of Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly operating results for fiscal 2005 and 2004 (in thousands):

	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005

Net sales	$16,531	$20,041	$28,737	$28,421
Cost of goods sold	5,394	5,716	7,099	8,496

Gross profit	11,137	14,325	21,638	19,925

Operating expenses:
Advertising and promotion	5,148	5,652	10,721	8,994
Selling, general and administrative	3,578	3,519	4,506	4,857

Total operating expenses	8,726	9,171	15,227	13,851

Operating income	2,411	5,154	6,411	6,074
Investment income	214	200	256	265

Income before income taxes	2,625	5,354	6,667	6,339
Income tax expense	952	1,870	2,262	2,200

Net income	$1,673	$3,484	$4,405	$4,139

Basic net income per share	$.12	$.25	$.32	$.29
Diluted net income per share	$.11	$.24	$.30	$.28

	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004

Net sales	$17,497	$20,621	$26,395	$22,467
Cost of goods sold	5,470	6,454	8,396	6,584

Gross profit	12,027	14,167	17,999	15,883

Operating expenses:
Advertising and promotion	4,465	4,207	12,516	11,913
Selling, general and administrative	3,341	3,422	3,737	3,727

Total operating expenses	7,806	7,629	16,253	15,640

Operating income	4,221	6,538	1,746	243
Investment income	194	183	160	188

Income before income taxes	4,415	6,721	1,906	431
Income tax expense	1,634	2,486	716	90

Net income	$2,781	$4,235	$1,190	$341

Basic net income per share	$.21	$.31	$.09	$.02
Diluted net income per share	$.20	$.29	$.08	$.02

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