Form 10-Q
period 2005-06-30
CNS INC /DE/
filed 2005-08-08
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 0 - 16612

CNS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	41-1580270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES     X          NO

At July 29, 2005, the Company had outstanding 14,044,106 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended June 30, 2005
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2005	2004
Net sales	$23,539	$16,531
Cost of goods sold	6,968	5,394

Gross profit	16,571	11,137

Operating expenses:
Advertising and promotion	6,326	5,148
Selling, general and administrative	4,340	3,578

Total operating expenses	10,666	8,726

Operating income	5,905	2,411
Investment Income	321	214

Income before income taxes	6,226	2,625
Income tax expense	2,181	952

Net income	$4,045	$1,673

Basic net income per share	$0.28	$0.12

Diluted net income per share	$0.27	$0.11

Weighted average number of common shares outstanding	14,240	13,831

Weighted average number of common and potential common shares outstanding	15,079	14,570

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,536	$4,814
Marketable securities	56,430	55,936
Accounts receivable, net	11,256	15,030
Inventories	6,181	4,531
Deferred income taxes	1,929	1,968
Prepaid expenses and other current assets	863	1,435

Total current assets	80,195	83,714

Property and equipment, net	1,019	1,118
Product rights, net	1,387	1,360
Deferred income taxes	899	1,023

	$83,500	$87,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,731	$16,064

Total current liabilities	14,731	16,064

Stockholders’ equity:
Preferred stock - authorized 8,484 shares;
none issued or outstanding	—	—
Common stock - $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 14,079 shares at June 30, 2005 and 14,246 shares at March 31, 2005	193	193
Additional paid-in capital	61,811	61,693
Treasury shares - at cost; 5,216 at June 30, 2005 and 5,049 at March 31, 2005	(29,534)	(23,779)
Retained earnings	36,471	33,284
Accumulated other comprehensive income	(172)	(240)

Total stockholders’ equity	68,769	71,151

	$83,500	$87,215

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2005	2004
Operating activities:
Net income	$4,045	$1,673
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	203	200
Deferred income taxes	125	(132)
Changes in operating assets and liabilities:
Accounts receivable	3,774	3,042
Inventories	(1,650)	138
Prepaid expenses and other current assets	571	799
Accounts payable and accrued expenses	(1,332)	(4,332)

Net cash from operating activities	5,736	1,388

Investing activities:
Purchases of marketable securities	(12,003)	(8,857)
Sales of marketable securities	11,615	8,859
Payments for purchases of property and equipment	(22)	(6)
Payments for product rights	(109)	(65)

Net cash from investing activities	(519)	(69)

Financing activities:
Proceeds from issuance of common stock under stock plans	696	840
Purchase of treasury shares	(6,333)	(473)
Payment of cash dividends	(858)	(689)

Net cash from financing activities	(6,495)	(322)

Net change in cash and cash equivalents	(1,278)	997
Cash and cash equivalents:
Beginning of period	4,814	8,871

End of period	$3,536	$9,868

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

Note 1 – Accounting Principles
The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$4,045	$1,673
Deduct: Total stock-based compensation expense determined
under the fair value based method for all awards, net of tax	229	165

Proforma net income	$3,816	$1,508

Earnings per share:
Basic - as reported	$0.28	$0.12

Basic - proforma	$0.27	$0.11

Diluted - as reported	$0.27	$0.11

Diluted - proforma	$0.25	$0.10

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

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	June 30, 2005	March 31, 2005
Finished goods	$4,955	$3,547
Raw materials and component parts	1,226	984

Total inventories	$6,181	$4,531

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Domestic - Breathe Right	$14,736	$12,033
Domestic - FiberChoice	5,157	2,494
Domestic - Other	26	58

Total Domestic	19,919	14,585
International - Breathe Right	3,620	1,946

Total net sales	$23,539	$16,531

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Net income	$4,045	$1,673
Unrealized gain(loss) on marketable
securities, net of income tax effects	68	(225)

Total comprehensive income	$4,113	$1,448

Note 7 – Earnings Per Share
A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Average common shares outstanding	14,240	13,831
Potential common shares	839	739

Average common and potential common shares	15,079	14,570

For the three months ended June 30, 2005 all outstanding stock options were included in the calculation of potential common shares because the exercise price of all options were lower than the average market price for the three month period. For the three month period ended June 30, 2004 there were 336,320 options with a weighted average exercise price of $11.33 which were excluded from the calculation of potential shares due to the exercise price of the options being higher than the average market price for the three month period.

Note 8 – Dividends
The Company declared a $.06 per share cash dividend on April 26, 2005 for shareholders of record as of May 20, 2005. The amount of dividend, paid on June 3, 2005, was $858,000. The Company paid dividends of $689,000 during the three months ended June 30, 2004.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of June 30, 2005, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

Overview
We are in the business of developing and marketing consumer health care products, including Breathe Right® branded products focused on better breathing, and FiberChoice® branded products focused on digestive health. We operate in niche categories of the large over-the-counter health care market with unique product offerings that are supported by strong advertising and promotion programs. Our competitive strengths include our brands and patented technologies, well-established distribution networks domestically and internationally, a flexible and low-cost operating model and an experienced management team.

Our principal product, the Breathe Right nasal strip, improves breathing by dilating the nasal passages. Nasal strips provide temporary relief from nasal congestion and stuffiness resulting from a variety of health conditions, and also reduce or eliminate snoring. Breathe Right nasal strips, and the entire Breathe Right product line, provide consumers “drug free” better breathing solutions. Breathe Right nasal strips are sold in the United States and 26 markets internationally.

The Breathe Right brand has been further extended by the launch of new products such as Breathe Right Snore Relief throat spray in fiscal 2003 and the launch of Breathe Right Vapor Shot!™ personal vaporizer in fiscal 2004.

We entered the bulk fiber category in March 2000 with the launch of the FiberChoice® brand. The original FiberChoice product is an orange flavored chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber. In March 2005, CNS extended the FiberChoice line to include sugar-free chewable fiber tablets in assorted fruit flavors and a low-sugar, hard candy fiber drop.

In addition to further organic development and expansion of the Breathe Right® and FiberChoice brands, we are exploring opportunities to acquire established consumer health care brands, product lines and new technologies that complement our better breathing and digestive health platforms.

Results of Operations
For the quarter ended June 30, 2005, net sales were $23.5 million, an increase of 42.4% versus net sales of $16.5 million for the quarter ended June 30, 2004.

Domestic net sales for the quarter ended June 30, 2005 of $19.9 million increased by $5.3 million or 36.6% compared to the quarter ended June 30, 2004. Net sales of Breathe Right brand products increased by 22.5% to $14.7 million relating to continued strong consumer demand resulting from effective consumer marketing. Net sales of FiberChoice brand products of $5.2 million increased by 106.8% compared to the quarter ended June 30, 2004. Sales of FiberChoice brand products were positively impacted by increased advertising and promotion support and sales of the two new products launched in February 2005.

Breathe Right international net sales for the quarter ended June 30, 2005 were $3.6 million compared to $1.9 million for the quarter ended June 30, 2004. The increase in international net sales for the three months ended June 30, 2005 is the result of resuming product shipments to our distributor in Japan along with continued strong growth in Canada and Europe.

We believe the percentage relationship between net sales and major expense lines in the statement of operations and the percentage in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations.

	Percentage of Sales For three months Ended June 30,		% Inc. in Dollar Amounts
	2005	2004	2005 vs. 2004
Sales	100.0%	100.0%	42.4%
Gross profit	70.4%	67.4%	48.8%

Operating expenses:
Advertising and Promotion	26.9%	31.1%	22.9%
Selling, general and administrative	18.4%	21.6%	21.3%

Total operating expenses	45.3%	52.8%	22.2%

Operating income	25.1%	14.6%	144.9%

Gross profit was $16.6 million for the June quarter of 2005 compared to $11.1 million for the quarter ended June 30, 2004. Gross profit as a percentage of sales for the quarter ended June 30, 2005 increased to 70.4% compared to 67.4% for the three months ended June 30, 2004. The improved gross profit percentage in the June quarter of 2005 was the result of lower product cost and increased operational efficiencies.

Advertising and promotion expense for the June quarter of 2005 was $6.3 million compared to $5.1 million for the same period of 2004, an increase of 22.9%. The $1.2 million increase in advertising and promotion expense is partly the result of geographic expansion of FiberChoice advertising, as well as support for the launch of new products. Advertising and promotion expense as a percent of sales decreased from 31.1% for the quarter ended June 30, 2004 to 26.9% for the June 2005 quarter.

Selling, general and administrative expenses were $4.3 million for the June quarter of 2005 compared to $3.6 million for the same quarter of 2004. The increase is primarily the result of increased investment in product development and research. Selling, general and administrative expense as a percent of sales decreased from 21.6% for the quarter ended June 30, 2004 to 18.4% for the June 2005 quarter.

Operating income for the June quarter of 2005 increased by 144.9% to $5.9 million compared to $2.4 million for the same quarter of 2004. Operating income as a percentage of net sales increased to 25.1% for the quarter ended June 30, 2005 from 14.6% for the quarter ended June 30, 2004. The increase in operating profit was caused by the strong growth in sales volumes, the improvement in gross profit margin explained above, as well as the improved efficiencies in operating expenses.

Investment income was $321,000 for the June quarter of 2005 compared to $214,000 for the same quarter of 2004. The increase in market interest rates compared to the prior year quarter and an increase of $9.8 million in cash and marketable securities produced the increase in investment income. We continue to increase the percentage of marketable securities invested in tax-exempt investments that provide higher after-tax returns.

Net income for the quarter ended June 30, 2005 was $4.0 million compared to $1.7 million for the same quarter of 2004. Income tax expense was $2.2 million or 35.0% of income before taxes for the June quarter of 2005 compared to $952,000 or 36.3% of income before taxes for the same quarter of 2004. The reduction in the effective income tax rate reflects a shift from taxable investments to tax-exempt securities and utilization of foreign export incentives.

Our financial position continues to be strong, with cash and marketable securities of $60.0 million and no debt as of June 30, 2005.

Seasonality
The Company has experienced in the past, and expects that it will continue to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to advertising levels and seasonality of sales, as well as increases and decreases in purchases by distributors and retailers in anticipation of future demand by consumers. The Company believes that significant portions of the Breathe Right® product line are used for the temporary relief of nasal congestion and congestion-related snoring. Sales of nasal congestion remedies are higher during the fall and winter seasons, corresponding with the Company’s third and fourth quarters.

Liquidity and Capital Resources
As of June 30, 2005, we had cash and marketable securities of $60.0 million and no debt on our balance sheet. The existing cash and marketable securities may be used to acquire complementary consumer healthcare businesses, pay dividends to our shareholders and/or buy back additional shares of CNS common stock.

Cash generated from operating activities for the quarter ended June 30, 2005 was $5.7 million, compared to $1.4 million in the prior year period. The increase was driven by the growth in net income as well as improvements in net operating assets and liabilities.

Purchases of marketable securities exceeded sales and maturities by $494,000 for the first quarter of fiscal 2006.

There were 148,478 shares of common stock issued for $696,000 during the three months ended June 2005 under our Employee Stock Purchase Plan and shareholder approved equity compensation plans.

We repurchased 315,105 shares of common stock for $6.3 million during the three months ended June 2005 at average prices of $20.10 per share. We have authority to repurchase up to 110,400 additional shares of our common stock in connection with the stock repurchase program that was authorized by the board of directors.

Subsequent to the quarter end, the Company announced that its board of directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock under the Company’s stock repurchase program.

The board of directors declared a $.06 per share cash dividend on April 26, 2005 for shareholders of record as of May 20, 2005. The amount of this dividend payment, paid on June 3, 2005, was $858,000. Dividends of $689,000 were paid during the three months ended June 30, 2004.

We believe that our existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

Accounting Policies and Recent Accounting Pronouncements

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgment based on our understanding and analysis of the relevant circumstances.

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered

“forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company depends on sales of Breathe Right nasal strips for the majority of its revenue; (ii) the Company’s business is subject to seasonality, with sales typically higher in the fiscal third and fourth quarters of each year due to the cold/flu season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face competition in its market; (vi) the Company relies on third-party manufacturers for the production of all of its products; and (vii) as of August 1, 2005, the Company relies on a single third-party manufacturer for the production of its Breathe Right nasal strip products, with the raw materials being supplied by a sole source and other factors and risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including those risks identified in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposure is primarily interest rate risk related to its cash, cash equivalents and investments in marketable securities. The Company’s risk to interest rate fluctuations has not materially changed since March 31, 2005. See Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Marti Morfitt, and Chief Financial Officer, Samuel E. Reinkensmeyer, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that as of that date, the Company’s disclosure controls and procedures are effective.

(b)  Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter covered by this report:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2005	55,105	$16.63	55,105	370,400
May 1 - May 31, 2005	35,000	$19.31	35,000	335,400
June 1 - June 30, 2005	225,000	$21.07	225,000	110,400
Total	315,105	$20.10	315,105	110,400

(1)	On February 11, 2002, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

On August 2, 2005, the board of directors authorized the Company to repurchased an additional 1,000,000 shares of the Company’s common stock under the previous program that was authorized as of February 2002.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report:

10.1	Amended and Restated Supply Agreement dated as of August 1, 2005 between CNS, Inc. and Webtec Converting, LLC.**
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

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

CNS, INC.

Date:	August 5, 2005	By:	/s/ Marti Morfit
Marti Morfitt President & Chief Executive Officer

Date:	August 5, 2005	By:	/s/ Samuel E. Reinkensmeyer
Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer