Form 10-Q
period 2005-09-30
CNS INC /DE/
filed 2005-11-04
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended September 30, 2005.

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

YES   ☒            NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒            NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐            NO   ☒

At October 31, 2005, the Company had outstanding 14,243,259 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended September 30, 2005
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

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	$26,058	$20,041	$49,598	$36,572
Cost of goods sold	7,625	5,716	14,590	11,109

Gross profit	18,433	14,325	35,008	25,463

Operating expenses:
Advertising and promotion	7,341	5,652	13,668	10,800
Selling, general and administrative	4,422	3,519	8,766	7,097

Total operating expenses	11,763	9,171	22,434	17,897

Operating income	6,670	5,154	12,574	7,566
Investment income	312	200	634	414

Income before income taxes	6,982	5,354	13,208	7,980
Income tax expense	2,452	1,870	4,633	2,822

Net income	$4,530	$3,484	$8,575	$5,158

Basic net income per share	$.32	$.25	$.61	$.37

Diluted net income per share	$.30	$.24	$.57	$.35

Weighted average number of common
shares outstanding	14,085	13,950	14,162	13,891

Weighted average number of common and
potential common shares outstanding	15,046	14,629	15,073	14,607

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,202	$4,814
Marketable securities	55,679	55,936
Accounts receivable, net	15,080	15,030
Inventories	7,991	4,531
Deferred income taxes	1,930	1,968
Prepaid expenses and other current assets	1,752	1,435

Total current assets	85,634	83,714
Property and equipment, net	999	1,118
Product rights, net	1,361	1,360
Deferred income taxes	773	1,023

	$88,767	$87,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,893	$16,064

Total current liabilities	16,893	16,064
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	—	—
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 14,133 shares at
September 30, 2005 and 14,246 shares at March 31, 2005	193	193
Additional paid-in capital	61,757	61,693
Treasury shares – at cost; 5,162 at September 30, 2005 and
5,049 at March 31, 2005	(30,055)	(23,779)
Retained earnings	40,154	33,284
Accumulated other comprehensive income	(175)	(240)

Total stockholders' equity	71,874	71,151

	$88,767	$87,215

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,
	2005	2004
Operating activities:
Net income	$8,575	$5,158
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	408	399
Deferred income taxes	288	57
Changes in operating assets and liabilities:
Accounts receivable	(50)	(662)
Inventories	(3,460)	(837)
Prepaid expenses and other current assets	(317)	920
Accounts payable and accrued expenses	829	(956)

Net cash from operating activities	6,273	4,079

Investing activities:
Purchases of marketable securities	(34,778)	(19,642)
Sales of marketable securities	35,100	14,477
Payments for purchases of property and equipment	(127)	(14)
Payments for product rights	(164)	(163)

Net cash from investing activities	31	(5,342)

Financing activities:
Proceeds from issuance of common stock under stock plans	1,094	840
Purchase of treasury shares	(7,305)	(584)
Payment of cash dividends	(1,705)	(1,390)

Net cash from financing activities	(7,916)	(1,134)

Net change in cash and cash equivalents	(1,612)	(2,397)
Cash and cash equivalents:
Beginning of period	4,814	8,871

End of period	$3,202	$6,474

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$4,530	$3,484	$8,575	$5,158
Deduct: Total stock-based compensation expense
determined under the fair value based method
for all awards, net of tax effects	221	268	449	433

Proforma net income	$4,309	$3,216	$8,126	$4,725

Earnings per share:
Basic – as reported	$.32	$.25	$.61	$.37

Basic – proforma	$.31	$.23	$.57	$.34

Diluted – as reported	$.30	$.24	$.57	$.35

Diluted – proforma	$.29	$.22	$.54	$.33

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

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	September 30, 2005	March 31, 2005
Finished goods	$6,477	$3,547
Raw materials and component parts	1,514	984

Total inventories	$7,991	$4,531

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Domestic – Breathe Right	$18,440	$15,081	$33,176	$27,113
Domestic – FiberChoice	4,534	2,714	9,689	5,208
Domestic – Other	106	101	134	161

Domestic Total	23,080	17,896	42,999	32,482
International – Breathe Right	2,978	2,145	6,599	4,090

Total net sales	$26,058	$20,041	$49,598	$36,572

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$4,530	$3,484	$8,575	$5,158
Unrealized gain(loss) on marketable
securities, net of income tax	(2)	66	65	(159)

Total comprehensive income	$4,528	$3,550	$8,640	$4,999

Note 7 — Earnings Per Share
A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Average common shares outstanding	14,085	13,950	14,162	13,891
Potential common shares	961	679	911	716

Average common and potential common shares	15,046	14,629	15,073	14,607

For the three months ended September 30, 2005 and 2004 there were 0 and 321,320 options, respectively, that were excluded in the calculation of potential common shares because the exercise price of the options were higher than the average market price for the three month period. For the six months ended September 30, 2005 and 2004 there were 7,000 and 321,320 options, respectively, that were excluded in the calculation of potential common shares because the exercise price of the options were higher than the average market price for the six month period.

Note 8 – Dividends
The Company declared a $.06 per share cash dividend on August 2, 2005 for shareholders of record as of August 26, 2005 and paid on September 9, 2005. Total amount of dividends paid on September 9, 2005 was $847,000. Total dividends paid for the six months ended September 30, 2005 were $1,705,000. The Company paid dividends of $1,390,000 during the six months ended September 30, 2004.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of September 30, 2005, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

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

Results of Operations

Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Domestic – Breathe Right	$18,440	$15,081	$33,176	$27,113
Domestic – FiberChoice	4,534	2,714	9,689	5,208
Domestic – Other	106	101	134	161

Domestic Total	23,080	17,896	42,999	32,482
International – Breathe Right	2,978	2,145	6,599	4,090

Total net sales	$26,058	$20,041	$49,598	$36,572

For the quarter ended September 30, 2005, net sales were $26.1 million, an increase of 30.0% versus net sales of $20.0 million for the quarter ended September 30, 2004. For the six month period ended September 30, 2005, net sales increased by $13.0 million or 35.6% to $49.6 million compared to net sales of $36.6 million for the six month period ended September 30, 2004.

Domestic net sales for the quarter ended September 30, 2005 of $23.1 million increased by $5.2 million or 29.0% compared to the quarter ended September 30, 2004. For the quarter ended September 30, 2005, net sales of Breathe Right brand products increased by 22.3% from the quarter ended September 30, 2004 due to higher levels of household penetration resulting from the strong new advertising message and the consumer demand generated by last year’s relaunch of clear nasal strips. Net sales of FiberChoice brand products were $4.5 million for the quarter ended September 30, 2005, an increase of 67.1% compared to the quarter ended September 30, 2004. Fiber Choice sales growth resulted from continued improvement in consumer demand for the existing orange flavored tablet, as well as initial success on the FiberChoice new products launched in February 2005. FiberChoice also benefited from expansion of advertising coverage to 100% of the United States compared to 85% of the United States in the prior year period.

For the six months ended September 30, 2005, net sales of domestic Breathe Right branded products increased by 22.4%, or $6.1 million, to $33.2 million and FiberChoice branded products grew by 86.0%, or $4.5 million, to $9.7 million compared to the six months ended September 2004.

Breathe Right international net sales for the quarter ended September 30, 2005 increased by 38.9% to $3.0 million compared to $2.1 million for the quarter ended September 30, 2004. The increase in international net sales for the three months ended September 30, 2005 is the result of continued strong sales to Canada and Europe, as well as normalized shipments to Japan. In the first half of fiscal 2005, no revenues were recorded in Japan due to high inventory levels in that market. For the six months ended September 30, 2005, Breathe Right international net sales increased by 61.3% to $6.6 million.

We believe the percentage relationship between net sales and major expense lines in the statement of operations and the percentage in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	70.7%	71.5%	70.6%	69.6%
Operating expenses:
Advertising and promotion	28.2%	28.2%	27.6%	29.5%
Selling, general and administrative	17.0%	17.6%	17.7%	19.4%

Total operating expenses	45.1%	45.8%	45.2%	48.9%

Operating income	25.6%	25.7%	25.4%	20.7%

Gross profit was $18.4 million for the quarter ended September 30, 2005 compared to $14.3 million for the quarter ended September 30, 2004. Gross profit as a percentage of sales for the quarter ended September 30, 2005 decreased slightly to 70.7% compared to 71.5% for the three months ended September 30, 2004. The decrease in the gross profit percentage for the quarter ended September 30, 2005 was primarily the result of changes in product mix. Gross profit as a percentage of sales for the six months ended September 30, 2005 increased to 70.6% compared to 69.6% for the six months ended September 30, 2004, primarily as a result of lower product costs and increased operational efficiencies.

Advertising and promotion expense for the quarter ended September 30, 2005 was $7.3 million compared to $5.7 million for the same period of 2004, an increase of 29.9%. The $1.7 million increase in advertising and promotion expense is primarily the result of strong levels of Breathe Right and FiberChoice advertising. Advertising and promotion expense as a percent of sales remained flat at 28.2% for the quarter ended September 30, 2005 compared to the same quarter of the prior year. For the six months ended September 30, 2005, advertising and promotion expense as a percent of sales decreased by 1.9% compared to the same period of the prior year.

Selling, general and administrative expenses were $4.4 million for the quarter ended September 30, 2005 compared to $3.5 million for the same quarter of 2004. The increase is primarily the result of increased investment in product development and research. Selling, general and administrative expense as a percent of net sales decreased from 17.6% for the quarter ended September 30, 2004 to 17.0% for the quarter ended September 30, 2005 and from 19.4% for the six months ended September 30, 2004 to 17.7% for the six months ended September 30, 2005. The improvements in selling, general and administrative expense as a percentage of net sales results from lower levels of legal expense and leveraging of fixed overhead, partly offset by higher product development and research expense.

Operating income for the quarter ended September 30, 2005 increased by 29.4% to $6.7 million compared to $5.2 million for the same quarter of 2004. Operating income as a percentage of net sales remained relatively flat at 25.6% for the quarter ended September 30, 2005 compared to 25.7% for the quarter ended September 30, 2004. For the six months ended September 30, 2005, operating income grew by 66.2% to $12.6 million. The increase in operating profit was the result of continued focus on growing net sales at a faster rate than operating expenses while maintaining the gross profit rate.

Investment income was $312,000 for the quarter ended September 30, 2005 compared to $200,000 for the same quarter of 2004. The increase in market interest rates compared to the prior year quarter and an increase of $6.9 million in cash and marketable securities produced the increase in investment income. We continue to increase the percentage of marketable securities invested in tax-exempt investments that provide higher after-tax returns.

Net income for the quarter ended September 30, 2005 was $4.5 million compared to $3.5 million for the same quarter of 2004. Income tax expense was $2.5 million or 35.1% of income before taxes for the September quarter of 2005 compared to $1.9 million or 34.9% of income before taxes for the same quarter of 2004. Net income for the six months ended September 30, 2005 was $8.6 million compared to $5.2 million for the same quarter of 2004. Income tax expense was $4.6 million or 35.1% of income before taxes for the six months ended September 30, 2005 compared to $2.8 million or 35.4% of income before taxes for the same period of 2004. The reduction in the effective income tax rate for the six month period ended September 30, 2005 reflects a shift from taxable investments to tax-exempt securities and utilization of foreign export incentives.

Our financial position continues to be strong, with cash and marketable securities of $58.9 million and no debt as of September 30, 2005.

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

Liquidity and Capital Resources
As of September 30, 2005, we had cash and marketable securities of $58.9 million and no debt on our balance sheet. The existing cash and marketable securities may be used to acquire complementary consumer healthcare businesses or technology, fund internal development of new products and expansion of existing product lines, pay dividends to our shareholders and/or buy back additional shares of CNS common stock.

Cash generated from operating activities for the six months ended September 30, 2005 was $6.3 million, compared to $4.1 million in the prior year period. The increase was driven by the growth in net income partially offset by an increase in inventory levels in preparation for the cold/flu season as well as supporting new product introductions and increasing demand for the Company’s products.

Sales and maturities of marketable securities exceeded purchases by $322,000 for the six months ended September 30, 2005.

There were 242,258 shares of common stock issued for $1.1 million during the six months ended September 30, 2005 under our Employee Stock Purchase Plan and shareholder approved equity compensation plans.

We repurchased 355,105 shares of common stock for $7.3 million during the six months ended September 30, 2005 at an average price of $20.57 per share. During the quarter ended September 30, 2005, the board of directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock under the CNS stock repurchase program. At September 20, 2005, we have authority to repurchase up to 1,070,400 additional shares of our common stock in connection with the stock repurchase program.

The board of directors declared a $.06 per share cash dividend on August 2, 2005 for shareholders of record as of August 26, 2005. The amount of this dividend payment, paid on September 9, 2005, was $847,000. Dividends of $700,000 were paid during the three months ended September 30, 2004. The Company paid dividends of $1.7 million and $1.4 million for the six months ended September 30, 2005 and 2004, respectively

We believe that our existing funds and funds generated from operations will be sufficient to support our planned operations for the foreseeable future.

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

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company depends on sales of Breathe Right nasal strips for the majority of its revenue; (ii) the Company’s business is subject to seasonality, with sales typically higher in the fiscal third and fourth quarters of each year due to the cold/flu season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face competition in its market; (vi) the Company relies on third-party manufacturers for the production of all of its products; and (vii) the Company relies on a single third-party manufacturer for the production of its Breathe Right nasal strip products, with the raw materials being supplied by a sole source and other factors and risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including those risks identified in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter covered by this report:

Issuer Purchases Of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1 – July 31, 2005	40,000	24.31	40,000	1,070,400
August 1 – August 31, 2005	—	—	—	1,070,400
September 1 – September 30, 2005	—	—	—	1,070,400

Total	40,000	24.31	40,000	1,070,400

(1)	On February 11, 2002, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

(2)	On August 2, 2005, the board of directors authorized the Company to repurchase an additional 1,000,000 shares of the Company’s common stock under the previous program that was authorized in February 2002.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On August 30, 2005, CNS, Inc. held its Annual Meeting of Stockholders. Of the 14,074,106 shares of common stock entitled to vote, 13,467,030 were represented in person or by proxy at the meeting and these shares were voted as follows:

1.	To elect eight (8) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected.

Nominee	Votes For	Votes Withheld
Daniel E. Cohen	13,059,802	407,228
Karen T. Beckwith	12,980,261	486,769
Patrick Delaney	9,286,402	4,180,628
Andrew J. Greenshields	12,975,054	491,976
H. Robert Hawthorne	12,619,819	847,211
Marti Morfitt	13,055,978	411,052
Richard Perkins	10,383,101	3,083,929
Morris J. Siegel	13,056,192	410,838

2.	To approve amendments to the Company’s 2000 Stock Option Plan as described in the 2005 proxy statement, including an amendment to increase the number of shares authorized for issuance by 1,200,000

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
7,697,394	1,769,612	43,475	3,956,549

3.	To ratify and approve the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2006.

Votes For	Votes Against	Votes Abstain	Broker Non-Vote
13,372,833	65,860	28,337	—

Item 5.	Other Information

On July 20, 1995, the Company’s board of directors adopted a shareholder rights plan by declaring a dividend on each share of the Company’s common stock outstanding as of August 3, 1995 of one right entitling the holder, under certain circumstances, to purchase from the Company 1/100 of a share of Series A Junior Participating Preferred Stock at a price of $120 per 1/100 of a share. The rights expired by their terms on July 20, 2005. Following the expiration of the rights during the quarter, the Company’s board of directors initiated a review of rights plans generally as part of its corporate governance practice. The Board will review the rights, the shareholder rights plan and other factors to determine whether to adopt a new shareholder rights plan or take other related action to ensure that stockholders realize the long-term value of their investment in the Company.

Effective November 3, 2005, the Company’s board of directors amended Article 6 of the Company’s Amended and Restated Bylaws. The amendment to Article 6, which relates to indemnification, was recommended by the Governance Committee of the board of directors of the Company. A copy of the Company’s Amended and Restated Bylaws, as amended through November 3, 2005, is set forth at Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The following exhibits are filed as part of this Report:

3.2	Amended and Restated Bylaws of CNS, Inc., as amended through November 3, 2005.
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, INC.

Date:	November 4, 2005	By:	/s/ Marti Morfit
Marti Morfitt President & Chief Executive Officer

Date:	November 4, 2005	By:	/s/ Samuel E. Reinkensmeyer
Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer