Form 10-K/A
period 2005-03-31
CNS INC /DE/
filed 2005-12-06
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of November 21, 2005, the Company had outstanding 14,208,294 shares of Common Stock of $.01 par value per share.

Description of Amendment No. 1 to Annual Report on Form 10-K for the Year Ended March 31, 2005:

This amendment to the CNS, Inc. Annual Report on Form 10-K for the Year Ended March 31, 2005 is being filed solely to correct the text of the certifications of the Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) filed as Exhibits 31.1 and 31.2. The Exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to CNS’ internal control over financial reporting.

This amendment to Form 10-K does not reflect events occurring after the filing of the original Form 10-K and, other than the filing of the aforementioned certification, does not modify or update the disclosure in the original Form 10-K in any way.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Amendment No. 1 to Annual Report:

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS, INC.

Dated: December 6, 2005	By	/s/ Marti Morfitt
Marti Morfitt Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed by the following persons on December 6, 2005 on behalf of the registrant in the capacities indicated.

/s/ Marti Morfitt

Marti Morfitt
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Samuel Reinkensmeyer

Samuel Reinkensmeyer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Karen T. Beckwith	**

Karen T. Beckwith
Director

/s/ Daniel E. Cohen	**

Daniel E. Cohen
Chairman of the Board and Director

/s/ Patrick Delaney	**

Patrick Delaney
Director

/s/ H. Robert Hawthorne	**

H. Robert Hawthorne
Director

/s/ Andrew J. Greenshields	**

Andrew J. Greenshields
Director

/s/ Richard W. Perkins	**

Richard W. Perkins
Director

/s/ Morris J. Siegel	**

Morris J. Siegel
Director

**	By:	/s/ Marti Morfitt
Attorney-In-Fact