Form 10-Q/A
period 2005-06-30
CNS INC /DE/
filed 2005-12-06
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended June 30, 2005

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

Description of Amendment No. 1 to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005:

This amendment to the CNS, Inc. Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 is being filed solely to correct the text of the certifications of the Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) filed as Exhibits 31.1 and 31.2. The Exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to CNS’ internal control over financial reporting.

This amendment to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q and, other than the filing of the aforementioned certification, does not modify or update the disclosure in the original Form 10-Q in any way.

Item 6.   Exhibits

        The following exhibits are filed as part of this Amendment No. 1 to Quarterly Report:

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, INC.

Date:	December 6, 2005	By:	/s/ Marti Morfitt
Marti Morfitt President & Chief Executive Officer

Date:	December 6, 2005	By:	/s/ Samuel E. Reinkensmeyer
Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer