Form 10-Q/A
period 2005-09-30
CNS INC /DE/
filed 2005-12-06
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended September 30, 2005

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

Description of Amendment No. 1 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005:

This amendment to the CNS, Inc. Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 is being filed solely to correct the text of the certifications of the Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) filed as Exhibits 31.1 and 31.2. The Exhibits 31.1 and 31.2 originally filed inadvertently omitted reference to CNS’ internal control over financial reporting.

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