Form 10-Q
period 2005-12-31
CNS INC /DE/
filed 2006-02-01
CIK 814258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended December 31, 2005.

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

YES   ☐            NO   ☒

At January 30, 2006, the Company had outstanding 14,164,998 shares of common stock, $.01 par value per share.

CNS, Inc.
FORM 10-Q
For the Period Ended December 31, 2005
Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	$30,929	$28,737	$80,525	$65,310
Cost of goods sold	9,401	7,099	23,991	18,208

Gross profit	21,528	21,638	56,534	47,102

Operating expenses:
Advertising and promotion	11,403	10,721	25,070	21,520
Selling, general and administrative	4,203	4,506	12,969	11,605

Total operating expenses	15,606	15,227	38,039	33,125

Operating income	5,922	6,411	18,495	13,977
Investment income	330	256	964	670

Income before income taxes	6,252	6,667	19,459	14,647
Income tax expense	2,284	2,262	6,916	5,084

Net income	$3,968	$4,405	$12,543	$9,563

Basic net income per share	$.28	$.32	$.88	$.69

Diluted net income per share	$.26	$.30	$.83	$.65

Weighted average number of common
shares outstanding	14,200	13,943	14,175	13,913

Weighted average number of common and
potential common shares outstanding	15,023	14,740	15,057	14,648

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,684	$4,814
Marketable securities	53,018	55,936
Accounts receivable, net	17,181	15,030
Inventories	7,211	4,531
Deferred income taxes	1,977	1,968
Prepaid expenses and other current assets	2,692	1,435

Total current assets	88,763	83,714
Property and equipment, net	1,193	1,118
Product rights, net	1,304	1,360
Deferred income taxes	762	1,023

	$92,022	$87,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,332	$16,064

Total current liabilities	18,332	16,064
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	—	—
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 14,169 shares at
December 31, 2005 and 14,246 shares at March 31, 2005	193	193
Additional paid-in capital	61,851	61,693
Treasury shares – at cost; 5,126 at December 31, 2005 and
5,049 at March 31, 2005	(31,428)	(23,779)
Retained earnings	43,269	33,284
Accumulated other comprehensive income	(195)	(240)

Total stockholders’ equity	73,690	71,151

	$92,022	$87,215

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended December 31,
	2005	2004
Operating activities:
Net income	$12,543	$9,563
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	607	596
Deferred income taxes	253	(130)
Other	1	1
Changes in operating assets and liabilities:
Accounts receivable	(2,150)	(2,792)
Inventories	(2,680)	(234)
Prepaid expenses and other current assets	(1,260)	1,119
Accounts payable and accrued expenses	2,269	3,084

Net cash from operating activities	9,583	11,207

Investing activities:
Purchases of marketable securities	(49,394)	(54,433)
Sales of marketable securities	52,356	44,249
Payments for purchases of property and equipment	(438)	(19)
Payments for product rights	(188)	(441)

Net cash from investing activities	2,336	(10,644)

Financing activities:
Proceeds from issuance of common stock under stock plans	1,750	986
Purchase of treasury shares	(9,241)	(584)
Payment of cash dividends	(2,558)	(2,086)

Net cash from financing activities	(10,049)	(1,684)

Net change in cash and cash equivalents	1,870	(1,121)
Cash and cash equivalents:
Beginning of period	4,814	8,871

End of period	$6,684	$7,750

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value of options at the grant date, net earnings and earnings per share would have been as follows (in thousands, except per share information):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Net income, as reported	$3,968	$4,405	$12,543	$9,563
Deduct: Total stock-based compensation
expense determined under the fair value
based method for all awards, net of tax effects	335	212	784	646

Proforma net income	$3,633	$4,193	$11,759	$8,917

Earnings per share:
Basic – as reported	$.28	$.32	$.88	$.69

Basic – proforma	$.26	$.30	$.83	$.64

Diluted – as reported	$.26	$.30	$.83	$.65

Diluted – proforma	$.24	$.29	$.79	$.60

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

Note 4 – Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for probable product obsolescence. The components of inventories are as follows (in thousands):

	December 31, 2005	March 31, 2005
Finished goods	$5,695	$3,547
Raw materials and component parts	1,516	984

Total inventories	$7,211	$4,531

Note 5 – Net sales
Net sales by brand and geographic area are as follows (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Domestic – Breathe Right	$21,506	$21,821	$54,682	$48,934
Domestic – FiberChoice	4,094	2,959	13,782	8,167
Domestic – Other	14	13	145	173

Domestic Total	25,614	24,793	68,609	57,274
International – Breathe Right	5,315	3,944	11,916	8,036

Total net sales	$30,929	$28,737	$80,525	$65,310

Note 6 – Comprehensive Income
A reconciliation of total comprehensive income is as follows (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$3,968	$4,405	$12,543	$9,563
Unrealized gain(loss) on marketable
securities, net of income tax	(20)	(92)	45	(251)

Total comprehensive income	$3,948	$4,313	$12,588	$9,312

Note 7 – Earnings Per Share
A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004
Average common shares outstanding	14,200	13,943	14,175	13,913
Potential common shares	823	797	882	735

Average common and potential common shares	15,023	14,740	15,057	14,648

For the three months ended December 31, 2005 and 2004 there were 7,000 and 1,000 options, respectively, that were excluded in the calculation of potential common shares because the exercise price of the options were higher than the average market price for the three month period. For the nine months ended December 31, 2005 and 2004 there were 7,000 and 322,320 options, respectively, that were excluded in the calculation of potential common shares because the exercise price of the options were higher than the average market price for the nine month period.

Note 8 – Dividends
The Company declared a $.06 per share cash dividend on October 25, 2005 for shareholders of record as of November 18, 2005 and paid on December 2, 2005. Total amount of dividends paid on December 2, 2005 was $853,000. Total dividends paid for the nine months ended December 31, 2005 were $2,558,000. The Company paid dividends of $2,086,000 during the nine months ended December 31, 2004.

Note 9 – Income Taxes
As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of December 31, 2005, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, it is more likely than not that the Company will realize the benefits of these deductible differences.

Note 10 – Subsequent Event
On January 4, 2006, the Company purchased a portfolio of domestic and international patents and patents pending related to the FiberChoice brand for approximately $8.0 million in cash from Onesta Nutrition, Inc.

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

We entered the bulk fiber category in March 2000 with the launch of the FiberChoice brand. The original FiberChoice product is an orange flavored chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber. In March 2005, CNS extended the FiberChoice line to include sugar-free chewable fiber tablets in assorted fruit flavors and a low-sugar, hard candy fiber drop. We recently announced the introduction of two additional product offerings under the FiberChoice brand, FiberChoice plus Calcium™ and FiberChoice Weight Management™. These two new products will begin shipping to retailers in February 2006.

In addition to further organic development and expansion of the Breathe Right and FiberChoice brands, we are exploring opportunities to acquire established consumer health care brands, product lines and new technologies that complement our better breathing and digestive health platforms.

Results of Operations

Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Domestic – Breathe Right	$21,506	$21,821	$54,682	$48,934
Domestic – FiberChoice	4,094	2,959	13,782	8,167
Domestic – Other	14	13	145	173

Domestic Total	25,614	24,793	68,609	57,274
International – Breathe Right	5,315	3,944	11,916	8,036

Total net sales	$30,929	$28,737	$80,525	$65,310

For the quarter ended December 31, 2005, net sales were $30.9 million, an increase of 7.6% versus net sales of $28.7 million for the quarter ended December 31, 2004. For the nine month period ended December 31, 2005, net sales increased by 23.3% to $80.5 million compared to net sales of $65.3 million for the nine month period ended December 31, 2004.

Domestic net sales for the quarter ended December 31, 2005 of $25.6 million increased by 3.3% compared to the quarter ended December 31, 2004. For the quarter ended December 31, 2005, net sales of domestic Breathe Right brand products decreased by 1.4% compared to the strong results for the quarter ended December 31, 2004 relating to increased consumer demand associated with the re-launch of the clear nasal strip and less effective advertising and promotions during the third quarter of fiscal 2006. Net sales of FiberChoice brand products were $4.1 million for the quarter ended December 31, 2005, an increase of 38.4% compared to the quarter ended December 31, 2004. FiberChoice sales growth resulted from continued improvement in consumer demand for the expanded offerings of FiberChoice products. For the two FiberChoice products launched in the March 2005 quarter, the assorted fruit flavored tablet has exceeded internal expectations and is currently the fastest-selling product in the FiberChoice product line, while the hard candy fiber drop has fallen short of internal expectations. FiberChoice also benefited from the expansion of advertising coverage to 100% of the United States compared to 85% of the United States in the prior year period.

For the nine months ended December 31, 2005, net sales of domestic Breathe Right branded products increased by 11.8%, to $54.7 million and FiberChoice branded products grew by 68.8%, to $13.8 million compared to the nine months ended December 31, 2004.

Breathe Right international net sales for the quarter ended December 31, 2005 increased by 34.8% to $5.3 million compared to $3.9 million for the quarter ended December 31, 2004. The increase in international net sales for the three months ended December 31, 2005 is the result of continued strong sales to Canada as well as normal shipments to Japan. During the first eight months of fiscal 2005, no revenues were recorded to Japan due to high inventory levels in that market. For the nine months ended December 31, 2005, Breathe Right international net sales increased by 48.3% over the prior year period to $11.9 million.

We believe the percentage relationship between net sales and major expense lines in the statement of operations and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	69.6%	75.3%	70.2%	72.1%
Operating expenses:
Advertising and promotion	36.9%	37.3%	31.1%	33.0%
Selling, general and administrative	13.6%	15.7%	16.1%	17.8%

Total operating expenses	50.5%	53.0%	47.2%	50.7%

Operating income	19.1%	22.3%	23.0%	21.4%

Gross profit as a percentage of sales decreased from 75.3% in the quarter ending December 31, 2004 to 69.6% in the current quarter ending December 31, 2005. The decrease in gross profit rate was the result of a $1.1 million benefit relating to a European import duty refund recognized during the quarter ended December 31, 2004, as well as current quarter changes in product mix and an additional provision for obsolete inventory. Gross profit as a percentage of sales for the nine months ended December 31, 2005 decreased to 70.2% compared to the prior year gross margin percentage of 72.1% due primarily to the prior year benefit of the European import duty refund.

Advertising and promotion expense for the quarter ended December 31, 2005 was $11.4 million compared to $10.7 million for the same period of 2004, an increase of 6.4%. The increase in advertising and promotion expense is the result of increased levels of Breathe Right International and FiberChoice advertising. Overall, advertising and promotion expense as a percent of sales decreased slightly to 36.9% for the quarter ended December 31, 2005 compared to 37.3 % for the same quarter of the prior year. For the nine months ended December 31, 2005, advertising and promotion expense as a percent of sales decreased by 1.9 percentage points compared to the same period of the prior year, reflecting economies of scale related to the Breathe Right domestic advertising and promotional programs.

Selling, general and administrative expenses decreased to $4.2 million for the quarter ended December 31, 2005 compared to $4.5 million for the same quarter of 2004. The expense decrease reflects lower legal fees relating to regulatory compliance and defense of the Company’s intellectual property, as well as lower compensation expense. Selling, general and administrative expense as a percent of net sales decreased from 15.7% for the quarter ended December 31, 2004 to 13.6% for the quarter ended December 31, 2005 and from 17.8% for the nine months ended December 31, 2004 to 16.1% for the nine months ended December 31, 2005. The improvements in selling, general and administrative expense as a percentage of net sales result from lower levels of legal expense and leveraging of fixed corporate overhead expense.

Operating income for the quarter ended December 31, 2005 declined from 22.3% of net sales for the three months ended December 31, 2004 to 19.1% of sales for the three months ended December 31, 2005. The decline in operating profit margin for the three months ended December 31, 2005 resulted from the lower gross margin rate, as described above, partially offset by lower operating expenses as a percentage of sales. For the nine months ended December 31, 2005, operating profit margin improved to 23.0% of net sales compared to 21.4% for the nine months ended December 31, 2004, with the lower gross profit rates being more than offset by lower operating expenses as a percentage of sales.

Investment income was $330,000 for the quarter ended December 31, 2005 compared to $256,000 for the same quarter of 2004. The increase in market interest rates compared to the prior year quarter produced the increase in investment income. The Company has invested substantially all of its marketable securities in tax-exempt investments that provide higher after-tax returns.

Net income for the three months ended December 31, 2005 declined by 9.9% to $4.0 million, compared to $4.4 million in the three months ended December 31, 2004. The decline results from the prior year after tax benefit of the European import duty refund of $662,000 and the impact of a slightly higher effective tax rate partially offset by an 8.0% revenue growth for the quarter and leveraging of operating expenses. Net income for the nine months ended December 31, 2005 increased 31.2% to $12.5 million compared to $9.6 million for the nine months ended December 31, 2004 driven by 23.3% growth in revenue and leveraging of operating expense, partially offset by the prior year benefit of the European import duty refund and a slightly higher effective tax rate.

Our financial position continues to be strong, with cash and marketable securities of $59.7 million and no debt as of December 31, 2005.

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

Liquidity and Capital Resources
As of December 31, 2005, we had cash and marketable securities of $59.7 million and no debt on our balance sheet. The existing cash and marketable securities may be used to acquire complementary consumer healthcare businesses or technologies, fund internal development of new products and expansion of existing product lines, pay dividends to our shareholders and/or buy back additional shares of CNS common stock.

Cash generated from operating activities for the nine months ended December 31, 2005 was $9.6 million, compared to $11.2 million in the prior year period. The decrease in cash generated from operations was driven by increases in accounts receivable, inventories and prepaid expenses reflecting seasonality of the business and increased new product launches and marketing activity compared to the prior year. These uses of cash from operating activities were partially offset by growth in net income and an increase in accounts payable.

Sales and maturities of marketable securities exceeded purchases by $3.0 million for the nine months ended December 31, 2005.

There were 358,535 shares of common stock issued for $1.7 million during the nine months ended December 31, 2005 under our Employee Stock Purchase Plan and shareholder approved equity compensation plans.

The Company repurchased 435,105 shares of common stock for $9.2 million during the nine months ended December 31, 2005 at an average price of $21.24 per share. On August 2, 2005, the board of directors authorized the repurchase of up to 1,000,000 additional shares of the Company’s common stock under the CNS stock repurchase program. At December 31, 2005, there remains authority to repurchase up to 990,400 additional shares of our common stock in connection with the stock repurchase program.

The board of directors declared a $.06 per share cash dividend on October 25, 2005 for shareholders of record as of November 18, 2005. The amount of this dividend payment, paid on December 2, 2005, was $852,000. Dividends of $697,000 were paid during the three months ended December 31, 2004. The Company paid dividends of $2.6 million and $2.1 million for the nine months ended December 31, 2005 and 2004, respectively.

On January 4, 2006, the Company purchased a portfolio of domestic and international patents and patents pending related to the FiberChoice brand for approximately $8.0 million in cash from Onesta Nutrition, Inc.

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

PART II –OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter covered by this report:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 – October 31, 2005	—	—	—	1,070,400
November 1 – November 30, 2005	50,000	24.97	50,000	1,020,400
December 1 – December 31, 2005	30,000	22.89	30,000	990,400

Total	80,000	24.19	80,000	990,400

(1)	On February 11, 2002, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

(2)	On August 2, 2005, the board of directors authorized the Company to repurchase an additional 1,000,000 shares of the Company’s common stock under the previous program that was authorized in February 2002.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

The following exhibits are filed as part of this Report:

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNS, INC.

Date:	February 1, 2006	By:	/s/ Marti Morfit
Marti Morfitt President & Chief Executive Officer

Date:	February 1, 2006	By:	/s/ Samuel E. Reinkensmeyer
Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer