Form 10-K
period 2006-03-31
CNS INC /DE/
filed 2006-06-01
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Preferred Stock purchase rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of March 31, 2006, the aggregate market value of the Company’s Common Stock held by non-affiliates is $343,759,724 computed by reference to the closing sales price of the Company’s Common Stock of $26.07 on September 30, 2005, the last business day of the Company’s most recently completed second fiscal quarter.

As of May 19, 2006, the Company had outstanding 13,982,718 shares of Common Stock of $.01 par value per share.

Documents Incorporated by Reference: Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on August 15, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

Overview

We are in the business of developing and marketing consumer health care products, including Breathe Right® branded products focused on better breathing, and FiberChoice® branded products focused on digestive health. We operate in niche categories of the large over-the-counter health care market with unique product offerings that are supported by strong advertising and promotion programs. Our competitive strengths include our brands, patented technologies, well-established distribution networks domestically and internationally, a flexible and low-cost operating model and an experienced management team.

Our principal product, the Breathe Right® nasal strip, improves breathing by dilating the nasal passages. Nasal strips provide temporary relief from nasal congestion and stuffiness resulting from a variety of health conditions, and also reduce or eliminate snoring. Breathe Right nasal strips provide consumers a “drug free” better breathing solution.

The Breathe Right brand has been extended by the launch of products such as Breathe Right® Snore Relief™ throat spray in fiscal 2003 and Breathe Right® Snore Relief™ throat rinse scheduled for launch in July 2006. Both products provide drug free, over the counter solutions to manage snoring. Clinical studies have shown that 85% of people with common snoring problems experience a reduction or elimination of their symptoms by using these products in combination with Breathe Right nasal strips.

Breathe Right® Vapor Shot!™ personal vaporizer and Breathe Right® saline nasal spray are being phased out during fiscal 2007 as a result of low sales volume.

We entered the bulk fiber category in March 2000 with the launch of the FiberChoice brand. The original FiberChoice product is an orange flavored chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber. In March 2005, CNS extended the FiberChoice line to include sugar-free chewable fiber tablets in assorted fruit flavors and a low-sugar, hard candy fiber drop. The hard candy fiber drop product is being phased out during fiscal 2007 as the result of lower than anticipated consumer demand.

The FiberChoice brand was further extended in fiscal 2006 with the launch of FiberChoice® plus Calcium and FiberChoice® Weight Management chewable tablets. Both products provide the benefits of the original fiber tablets while delivering the added benefits of calcium or weight management ingredients in the same convenient chewable form.

In addition, we are exploring opportunities to acquire established consumer health care brands, product lines and new technologies that complement our better breathing and digestive health brand platforms.

History

CNS was founded in 1982. From 1982 until 1995, the Company designed, manufactured and marketed computer-based diagnostic devices for sleep disorders. In 1992, CNS obtained the exclusive license to manufacture and sell nasal strips, and in 1993 received FDA clearance to market the nasal strip as a product that improves nasal breathing. In 1994, CNS launched the Breathe Right nasal strip in the United States and in 1995 divested itself of the assets related to its sleep disorders business in order to focus on further developing the Breathe Right nasal strip product. In 1998, CNS strengthened its management team to add consumer healthcare products experience, and since that time continued to develop the Breathe Right brand both domestically and internationally. In 2000, CNS added its second branded product line with the launch of FiberChoice chewable fiber tablets. In fiscal 2006, we purchased the patents and patents pending relating to the FiberChoice chewable fiber products.

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

•

Proven Ability to Develop Technologies and Products. We focus our product development efforts on identifying underserved consumer needs and then designing products that directly address those unmet needs. The Breathe Right nasal strip and the FiberChoice chewable fiber tablet were both developed by licensing or acquiring the patented technologies from inventors and creating new consumer brands. Both Breathe Right and FiberChoice brands have been expanded through new product launches.

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

•

Experienced Management Team. We have an experienced management team, with a proven track record of developing branded consumer healthcare products and building shareholder value. Although we maintain a lean staff of approximately 65 full-time equivalent employees, we believe we have the skill and experience of larger companies in our industry. We organize our management structure into five strategic teams focused on growth: Breathe Right brand teams, for domestic and international markets, the FiberChoice brand team and new product development teams for both the Breathe Right and FiberChoice brands.

Growth Strategies

Investing in Advertising and Promotion.

Breathe Right Brand. Our marketing efforts for Breathe Right products are targeted against two key consumer healthcare conditions: nasal congestion and snoring. The majority of advertising and promotion investment is spent on television advertising, which communicates the unique Breathe Right brand benefits of instant, drug-free relief from nasal congestion and snoring. We also use other promotion programs, such as sampling, coupons, in-store advertising and public relations activities. Marketing communications promote trial, as well as repeat purchases of Breathe Right brand products by increasing consumer awareness and developing product loyalty.

FiberChoice Brand. Our marketing efforts for FiberChoice products are targeted toward the growing awareness of the need for increased consumption of dietary fiber, and the important health benefits associated with consuming higher levels of dietary fiber. In addition to communicating the importance of increased consumption of dietary fiber, recent new product launches are focused on the growing demand for additional dietary supplements including calcium and weight management ingredients. The majority of advertising and promotion investment is spent on television advertising, which communicates the challenge that active people face in meeting the recommended daily fiber consumption and other dietary needs.

The advertising message also highlights the unique benefits offered by FiberChoice products including convenience, efficacy and good taste. Marketing communications are focused on building awareness, which is still at an early stage, and developing strong brand loyalty.

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

Developing Domestic Distribution. Breathe Right and FiberChoice products are sold to mass merchandise stores, drug stores, grocery stores, warehouse clubs, military base stores and on-line retailers in the United States. We sell our products through a dedicated direct sales force that concentrates on serving key retail accounts as well as through national brokerage organizations which serve our smaller customers.

Our customers generally merchandise our products in the over-the-counter drug section of their stores. Breathe Right nasal strips are typically positioned in the cough, cold and allergy sections of stores because they provide benefits similar to those obtained from other decongestant products. FiberChoice products are positioned in the bulk fiber laxative sections of stores.

Our retail customers include national chains of mass merchants, drug stores and grocery stores such as Wal-Mart, Target, Eckerd, Walgreen’s, RiteAid, CVS, Kroger and Albertson’s and warehouse clubs such as Sam’s Club and Costco, as well as regional and independent stores in these retail channels. In fiscal 2006, Wal-Mart Corporation accounted for approximately 31% of sales.

Expanding Company Presence in International Markets. The Company believes that there is significant market potential for its products outside the United States and is actively developing the Breathe Right brand in selected international markets, most importantly Japan, Europe and Canada. We have established a broad-ranging international distribution system for Breathe Right nasal strips that consists of distributors, sales representatives and suppliers that repackage bulk nasal strips into final consumer packaging. Distributors are appointed largely on an exclusive basis, with territories consisting of one or more countries, and it is expected that this pattern of operation will continue. We retain control over the brand, packaging and advertising in all international markets.

Development of a Third Brand Platform. We are exploring opportunities to acquire or develop a third branded consumer healthcare platform or acquire complementary products which would fit under the Breathe Right or FiberChoice brands. We expect that a potential acquisition would expand our product line within consumer healthcare product categories, leveraging our core competency in sales and marketing, as well as increasing efficiency of our distribution system. There can be no assurances that such an opportunity will be realized.

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

Other Breathe Right Products. Breathe Right Snore Relief throat spray and Breathe Right Snore Relief Throat Rinse are drug-free products that address the snoring condition in a complimentary way relative to nasal strips. Clinical studies have shown that 85 percent of people with common snoring problems experience a reduction or elimination of their symptoms by using one of these products in combination with Breathe Right nasal strips.

Breathe Right Markets & Competition. Our marketing efforts capitalize on the multiple benefits of Breathe Right products, providing solutions to consumers within the following market segments:

•      Nasal Congestion Market. Annually most Americans suffer from nasal congestion as a result of the common cold, while nasal congestion as a result of allergies affects approximately 35 million Americans. We believe that Breathe Right nasal strips are often used as either an alternative or as an adjunct to decongestant drugs (including nasal sprays and oral decongestants). This broad cold/flu/allergy market represents significant potential for the Breathe Right brand.

•      Snoring Market. Snoring is a large potential market given estimates that approximately 37 million Americans snore regularly, while another 50 million Americans snore occasionally. We believe that the percentage of international consumers that suffer from snoring is broadly equivalent to the United States. Based on results from clinical trials, Breathe Right products were effective in reducing or eliminating snoring for approximately 85 percent of participants.

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

Competition in Breathe Right Markets. The market for decongestant products is highly competitive, and many of the competitors have significantly greater financial and operating resources than CNS. Our competition in the consumer market for decongestant products and other cold, allergy and sinus relief products consists primarily of pharmaceutical products sold over the counter, nasal sprays and other external nasal dilators. Competition in the snoring remedies market consists primarily of nasal dilators, throat sprays and herbal products, including supplements and homeopathic remedies.

Although we have historically achieved approximately 90% to 95% share of the external nasal dilator market, Schering Plough Corp. entered the market in September 1998 with an external nasal dilation device. In May 2003, Aso Corporation acquired the brand, including the sales and distribution of Schering Plough’s nasal strip device. Other companies have also entered the nasal dilation market with private label products.

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

FiberChoice Daily Fiber Supplement. FiberChoice is a line of daily fiber supplements that offer consumers an effective, convenient, good-tasting way to supplement their daily intake of dietary fiber. Two FiberChoice chewable tablets contain four grams of fiber and provide more than twice the amount of fiber per dose compared to other convenient fiber supplements. The active ingredient in FiberChoice tablets is inulin, a natural fiber source, which is a prebiotic that helps promote the growth of healthy bacteria in the intestinal tract. FiberChoice products can be taken without water and have been clinically proven to be as effective as powder alternatives. In addition to providing consumers with a convenient source of dietary fiber, the FiberChoice product line has been expanded to meet consumer demand for a fiber supplement fortified with calcium or weight management ingredients.

Approximately 10 million U.S. households annually purchase bulk fiber products, primarily to promote regularity and improve digestive health. The bulk fiber category represents approximately $340 million in U.S. retail sales. We believe this is an attractive product category due to the aging of the U.S. population.

Competition in FiberChoice Markets. The market for dietary fiber supplements is highly competitive and dominated by large companies with better established brands and greater resources than CNS. Competitors include Metamucil® manufactured by Procter and Gamble, Citrucel® manufactured by GlaxoSmithKline, Benefiber® manufactured by Norvartis and FiberCon® manufactured by Wyeth. The technology of the FiberChoice chewable fiber tablet is currently protected by one owned U.S. patent with other U.S. and international patents pending.

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

All of our manufacturing supply agreements are documented by contracts, with terms ranging from 2 to 5 years. Prices under these agreements are generally established annually and subject to periodic adjustments for changes in actual raw material costs. All of our products are ordered on a purchase order basis and result in no long-term obligations or commitments.

To ensure consistent quality and supply, we have multi-year contracts with the suppliers that provide most of the major components for nasal strips. During fiscal 2005, we entered into a multi-year contract with 3M that provides for consistent supply, adherence to specifications and pricing for raw materials used in the manufacturing of nasal strips. Although similar materials are currently available from other suppliers, we have historically utilized 3M components for manufacturing nasal strips. Although we believe that this relationship will not be disrupted, the inability to obtain sufficient quantities of these components or the need to develop alternative sources in a timely and cost-effective manner could adversely affect our operations until new sources of these components become available.

We consolidate all domestic finished goods inventories into our leased warehouse adjacent to our offices in Eden Prairie, MN. We retain control of all aspects of customer service, including arranging logistics for shipment of our product to domestic customers and international distributors.

Government Regulation

As a manufacturer and marketer of medical devices, we are subject to regulation by governmental entities including the FDA and the corresponding agencies of the states and foreign countries in which we sell our products. We must comply with a variety of regulations, including the FDA’s Good Manufacturing Practice regulations, and we are subject to periodic inspections by the FDA and applicable state and foreign agencies. If the FDA believes that its regulations have not been fulfilled, it may implement extensive enforcement powers, including the ability to ban products from the market, prohibit the operation of manufacturing facilities and effect recalls of products from customer locations. We believe that CNS is currently in compliance with applicable FDA regulations.

FDA regulations classify medical devices into three categories that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with labeling and record keeping requirements and are subject to other general controls. Class II devices are subject to performance standards in addition to general controls. Class III devices are those devices, usually invasive, for which pre-market approval (as distinct from pre-market notification) is required before commercial marketing to assure product safety and effectiveness. Nasal dilators, such as our Breathe Right nasal strips, have been classified by the FDA as Class I devices.

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

No assurance can be given that the FDA or state or foreign regulatory agencies will give approvals or clearances for additional applications for the Breathe Right nasal strip or for any of our other products. Moreover, after clearance is given, we are required to advise the FDA and other regulatory agencies of modifications to our products. These agencies have the power to withdraw the clearance or require us to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device if it is shown to be hazardous or defective. The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of our products. Furthermore, federal, state and foreign regulations regarding the manufacture and sale of medical devices and other products are subject to future change. We cannot predict what impact, if any, such changes might have on our business.

We are also subject to substantial federal, state and local regulation regarding occupational health and safety, environmental protection, hazardous substance control, waste management and disposal, among others.

Patents, Trademarks and Proprietary Rights

We have registered trademarks, own several patents and pending patent applications, and have a number of patents through licenses which are used in connection with our business. Some of these patents and licenses cover significant product formulations, methods and designs for our current and possible future products. We believe our trademarks are important as protection for CNS’ image in the marketplace. Our success is and will continue to be dependent upon the existence of and ability to protect our trademarks, patents and licensed patents and we intend to take such steps as are necessary to protect our intellectual property rights.

There can be no assurance that our technology and proprietary rights will not be challenged on the grounds that our products infringe on patents, copyrights or other proprietary information owned or claimed by others, or that others will not successfully utilize part or all of our technology without compensation to CNS. Nor can there be any assurance that others will not attempt to challenge the validity or enforceability of our patents and licensed patents on the basis of prior art or introduce competitive products. In addition to seeking patent protection for its products, we also intend to protect our proprietary technologies and proprietary information as trade secrets.

Through license agreements CNS has acquired the exclusive worldwide rights to manufacture and sell nasal strips. Specifically, we have the exclusive right pursuant to those license agreements to manufacture, sell and otherwise practice any invention claimed in the licensors’ patents issued in any country, including those that issue on pending applications. We are obligated to pay royalties to the licensors based on sales of the products typically including certain minimum royalty amounts in order to maintain our exclusive rights.

The original licensor of nasal strip technology has filed patent applications with the U.S. Patent and Trademark Office seeking patent protection for different aspects of the nasal strip technology. Seven of these patent applications have resulted in issued patents in the United States, including one with claims that cover the single-body construction of the nasal strip. The licensor of nasal strip technology also has one patent application which is currently pending. In addition, that licensor has obtained patent protection on the nasal strip in several foreign countries and has various applications pending which seek further patent protection in these and a number of additional countries. The licensor of the mentholated vapor strip technology has filed several patent applications with the U.S. Patent and Trademark Office as well as international patent offices resulting in both issued and pending applications. In addition to the patents and patent applications pending in the U.S. mentioned above, we have filed corresponding patent applications seeking protection in several foreign countries to protect our intellectual property rights related to the nasal strip.

We have one owned U.S. patent and other U.S. and international patents pending seeking patent protection for various aspects of the chewable fiber product.

Although we believe that our owned and licensed patents will limit the ability of others to introduce competitive products in the United States, there can be no assurance that the patents on the nasal strip and the chewable fiber tablet will effectively prevent the development of competitive products or that we will have sufficient resources to pursue enforcement of any patents issued. We do, however, intend to aggressively enforce our patents. In order to enforce any patents issued, we may have to engage in litigation which may result in substantial expense and counterclaims against CNS. Any adverse outcome of such litigation could have a negative impact on our business.

We have engaged in litigation to enforce our patent rights relating to the Breathe Right nasal strip. In 1999, CNS brought a suit in federal district court to enforce one of the licensed nasal strip patents containing the broadest claims and providing the most comprehensive protection. In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office (the “Patent Office”) of our primary licensed patent. On September 29, 2000, the Patent Office issued an Office Action in Reexamination and rejected certain of the claims. Other claims that were not subject to reexamination remain in effect. We have joined the licensor, Creative Integration & Design, Inc., in the exercise of our rights to contest the action of the Patent Office and have provided reasons that we believe establish that the claims should not have been rejected. CNS and its licensor are also seeking to amend certain claims to provide us with additional protection under the patent. The final outcome of the reexamination by the Patent Office is therefore uncertain. Although an adverse ruling from the Patent Office would narrow the protection available for nasal dilators and limit the breadth of the our patent protection, we believe that our current portfolio of both pending patent applications and newly issued patents will enable CNS to maintain significant patent protection for our nasal strip products.

On February 18, 2004, CNS, together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to the Company. On April 13, 2006, CNS, together with Creative Integration & Design, Inc. sued JMS Labs Limited, LLC in the United States District Court for the District of Minnesota for infringement of one nasal dilator patent owned by Creative Integration & Design, Inc. and exclusively licensed to the Company. See “Item 3. Legal Proceedings.”

CNS has registered its Breathe Right and FiberChoice trademarks in the United States and in several foreign countries and is seeking further registration of those trademarks and other trademarks.

Employees

At April 28, 2006, we had 58 full-time employees and 12 part-time employees, of whom 17 were engaged in operations, 23 in general administration, and 30 in marketing and sales. There are no unions representing CNS’ employees. Relations with its employees are believed to be positive and there are no pending or threatened labor employment disputes or work interruptions.

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

Name and Age	Office
Daniel E. Cohen (54)	Chairman of the Board and Director

Marti Morfitt (48)	President, Chief Executive Officer and Director

Samuel Reinkensmeyer (45)	Vice President of Finance, Chief Financial Officer and Secretary

John J. Keppeler (44)	Vice President of Worldwide Sales

Linda Kollofski (53)	Vice President of Domestic Marketing

Larry R. Muma (55)	Vice President of Operations

Susan Horvath (47)	Vice President and Team Leader of International

Nicole Strait (35)	Vice President of Human Resources

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

Samuel Reinkensmeyer has served as the Company’s Vice President of Finance and Chief Financial Officer since October 2003 and Secretary since May 2006. From March 2000 until joining the Company, Mr. Reinkensmeyer was employed by ValueVision Media Inc., a television and Internet retailer which owns and operates ShopNBC and ShopNBC.com serving most recently as its Senior Vice President of Finance and Investor Relations. From August 1988 to February 2000, he served in various financial positions at The Pillsbury Company, most recently as Finance Director, Pillsbury North America. Previously, Mr. Reinkensmeyer worked for Citicorp and PriceWaterhouse.

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

Linda Kollofski has served as the Company’s Vice President of Domestic Marketing since February of 2004 and as Vice President of New Business Development from November of 2002 to January of 2004. Prior to joining the Company in 2002, Ms. Kollofski was principal of Linda K. Consulting, Inc. from October of 1994 to October of 2002. Ms. Kollofski provided marketing expertise to various businesses including Haagen-Daz, Totino’s and Green Giant as well as to Telex Communications, Hazelden Foundation publishing business and the Company’s FiberChoice brand. Previously, Ms. Kollofski served in senior marketing and new business development positions with the Hazelden Foundation, Dow Brands, Pillsbury and Munsingwear.

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

Susan Horvath has served as the Company’s Vice President and Team Leader of International since April of 2005. From September 1999 to April 2005, Ms. Horvath has served in a variety of roles with the Company, including Director of Financial Planning and Analysis from September 2002 to April 2005. Prior to joining CNS in 1999, Ms. Horvath was the senior finance manager for the advertising and sales promotion department of The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products. Previously Ms. Horvath worked for Coopers and Lybrand.

Nicole Strait has served as the Company’s Vice President of Human Resources since March of 2005. Prior to joining the Company, from November 2002 to March 2005, Ms. Strait was with The J.M. Smucker Company/International Multifoods Corporation, a manufacturer and distributor of food products, most recently employed as its Director, Human Resources. From May 2000 to October 2002, Ms. Strait held various human resources positions with SimonDelivers.com, Inc., a Minneapolis-based online grocery shopping and grocery delivery company. From January 1996 to May 2000, Ms. Strait served in various human resources positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products. Previously, Ms. Strait worked for Cargill.

Item 1A.	RISK FACTORS

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

Sales from our Breathe Right nasal strips accounted for 76.4%, 79.7% and 77.0% of our revenues during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. As a result, our success is substantially dependent upon the success of our Breathe Right nasal strip products. If we are unable to successfully create sustained demand for our Breathe Right nasal strip products and introduce new Breathe Right nasal strip products to generate additional sales, our business, financial condition and results of operations will be materially and adversely affected. Effective marketing and advertising drive sales of Breathe Right nasal strips and therefore, our success will also depend significantly on our ability to effectively market our Breathe Right nasal strips to consumers. Further, higher than expected manufacturing, marketing and distribution costs, mild cold and flu seasons, lower than expected customer acceptance of new products and competitive forces may require us to alter our pricing or marketing structure in a manner that could have a material and adverse effect on us or otherwise adversely affect our sales of Breathe Right nasal strip products.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our common stock to decline.

Sales of our Breathe Right products are seasonal in nature with consumer demand generally higher during the cold and flu season and dependent upon the severity of the cold/flu season. The cold and flu season corresponds with the third and four quarters of each of our fiscal years. Therefore, we will typically experience periods of increased revenues during the third and fourth quarter. Additionally, because consumer demand for our Breathe Right nasal strip is tied to the severity of the cold/flu season, our revenues from sales of our Breathe Right products will be adversely affected by a mild cold/flu season. However, because the length and severity of the season is difficult to anticipate, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of the cold/flu season year to year. If our operating results are below financial analysts’ or investors’ expectations due to seasonality factors, the market price of our common stock may decline.

Our future growth will depend in part upon our ability to develop and achieve sales of new products.

One element of our growth strategy is focused on successful development of new products, including new products under the Breathe Right and FiberChoice brand names. We may develop new products internally or through acquisition of products or product rights from other companies. We cannot assure you that we will successfully develop any new products. Further, in developing new products, we will incur additional research and development and marketing expenses and, if acquired from another company, additional expense associated with acquisition and integration of these products into our existing business. Our success in this area will depend upon cost effective development of new products. Revenues, if any, which we generate from new products may not be sufficient to recoup the expenses we will incur in the development of new products. Consumers may be slow to accept our new products, if at all, and therefore, we cannot assure you that we will generate sales from any new products we develop. If we cannot successfully develop new products and achieve sales of our new products, our financial performance and results of operations will be adversely affected.

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

Others may independently develop the same or similar technologies incorporated into our products, including technologies relating to external nasal dilator products, even if these technologies are the subject of our patents, patent applications or licenses. We have a license to the exclusive worldwide rights to manufacture and sell nasal strips in its various versions. We own the patents and pending patents relating to the chewable fiber tablet. Although we believe that our owned and licensed patents will limit the ability of others to introduce competitive products in the United States, there can be no assurance that the patents on the nasal strip or the chewable fiber tablet, or any additional patents on these or other products that may be issued in the future, if any, will effectively prevent the development or sale of competitive products or that we will have sufficient resources to pursue enforcement of any patents issued.

Additionally, we have engaged in litigation to enforce our patent rights relating to our nasal strip technologies. In 1999, we brought suit in federal district court to enforce our rights under U.S. Patent No. 5,533,499 (the “ ‘499 Patent”), one of the licensed nasal strip patents containing the broadest claims relating to the nasal strip. In the course of this suit, the defendant requested reexamination in the U.S. Patent and Trademark Office (the “Patent Office”) of the claims of the ‘499 Patent and on January 21, 2005, we received a determination from the Patent Office that the ‘499 Patent has significant allowable claims. We are seeking, with the licensor of the ‘499 Patent, to amend certain claims of the ‘499 Patent to provide us with additional protection under the ‘499 Patent. We believe that the allowable claims of the ‘499 Patent, if and when reissued, will enable us to maintain significant patent protection for our nasal strip products.

In February 2004, we, together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. (“Silver Eagle”) in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to us. The two patents at issue are U.S. Patent No. 6,318,362 (the “ ‘362 Patent”) and U.S. Patent No. 3,533,503 (the “ ‘503 Patent”). The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs. Silver Eagle has counterclaimed for a declaration that the ‘362 Patent and ‘503 Patent are invalid and not infringed and asks for its attorneys’ fees and costs. In the course of this suit, Silver Eagle requested reexamination of the ‘362 Patent and the ‘503 Patent. In response to the reexamination by the Patent Office, on November 29, 2004, the Court issued an order staying our suit against Silver Eagle pending the reexamination. While the Patent Office has indicated that it has completed its reexamination process with respect to the ‘362 Patent, with the claims of this Patent not being altered or amended in any way, the Patent Office has not formally reissued the ‘362 Patent. An adverse ruling from the Patent Office would narrow the protection available for nasal dilators, limit the breadth of our patent protection and may increase the likelihood that competitors will introduce competitive external nasal dilator products.

On April 13, 2006, we, together with Creative Integration & Design, Inc., sued JMS Labs Limited, LLC (“JMS”) in the United States District Court for the District of Minnesota for infringement of the ‘362 Patent. The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs.

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

Our markets are highly competitive and many of our competitors have substantial resources. Competition may result in price reductions, lower gross profits and loss of market share.

We face significant competition in developing and selling our nasal decongestant products and dietary fiber supplement products in both the U.S. and in foreign markets. Our Breathe Right nasal strip, Breathe Right Snore Relief throat spray and Breathe Right Snore Relief Throat Rinse compete in the consumer market with decongestant products and other cold, allergy and sinus relief products consisting primarily of pharmaceutical products sold over the counter, nasal sprays and other external nasal dilators, throat sprays, herbs, supplements and homeopathic remedies. Additionally, we compete with prescription nasal decongestants. We compete with these other products on the basis of numerous factors including brand recognition, product quality, efficacy, price and product availability at the retail store. If consumers perceive any product that competes with ours as more effective, more reliable, less expensive or having other advantages, the demand for our products could decrease.

Although we are currently the leading manufacturer of external nasal dilation products, Schering Plough Corp. entered the market in September 1998 with an external nasal dilation device. In May 2003, Aso Corp. announced it was acquiring the marketing, sales and distribution of Schering Plough’s nasal strip device. Other companies have also entered the nasal dilation market with private label products.

Our FiberChoice product competes with Metamucil® manufactured by Proctor and Gamble, Citrucel® manufactured by GlaxoSmithKline, Benefiber® manufactured by Norvartis and FiberCon® manufactured by Wyeth.

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

We rely on third-party manufacturers for our products. Our Breathe Right nasal strip is manufactured by a single-source manufacturer. The raw materials for our Breathe Right nasal strip are being supplied by a single-source supplier. Any failure of these parties to deliver our products or raw materials would cause delays, increase our costs or prevent us from completing customer orders.

Our Breathe Right nasal strips are manufactured for us by a single manufacturer using a unique raw material supplied by a single supplier, 3M Company. Other raw materials for the nasal strip are available from multiple suppliers. Our other Breathe Right brand products and our FiberChoice products are manufactured for us by a limited number of manufacturers using raw materials supplied by multiple suppliers. If 3M Company is unable to ship the critical raw materials for our Breathe Right nasal strip, our manufacturers would be unable to manufacture our products, and therefore CNS would be unable to ship products to our customers and distributors. If the price of raw materials increases for any reason, or if our suppliers are unable or unwilling to deliver raw materials, we may have to find an alternative source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. Further, if our manufacturers were unable to manufacture our products for any reason, our customers and distributors would experience delays in receipt of orders of our product. The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or materials consistent with our requirements as to quality, quantity and timeliness, likely would cause shortages of our products, delays in fulfilling orders for our products and harm our reputation and our business by causing delays, loss of sales, increases in costs and lower gross profit margin.

Our sales will decline and our business will be materially harmed if there is any loss of any significant retailer or any reduction, delay or cancellation of orders from any significant retailer.

Our retail customers include national chains of mass merchants, drug stores and grocery stores, warehouse clubs and regional and independent stores in the retail channels. For the fiscal years ended March 31, 2006, 2005 and 2004, Wal-Mart Corporation accounted for approximately 31%, 31% and 32% of our sales, respectively. The loss of this customer or any other large retailer would have a negative impact on our operating results. While we would attempt to replace the lost sales through other retail outlets, we cannot be certain that we would be able to replace any lost sales. Because we typically do not enter into long-term contracts with our customers but rather fulfill demand for our products upon individual sales orders, our customers could cease buying our products from us at any time and for any reason. The loss of any major retailer would disrupt distribution of our products and result in a loss of revenue. If a significant number of our customers cease purchasing products from us, our business would be materially and adversely harmed. Further, any significant reduction or delay in the historical level of orders from our customers, cancellation of orders from any significant retailer or any significant decrease in our retail display space in any of these customers’ stores would have a negative impact on our operating results.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our products to customers outside the United States, particularly in Europe and Asia. International sales accounted for 15%, 14%, and 15% of our revenue for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. We expect that shipments to international customers, including customers in Europe and Asia, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

Our failure or the failure of our manufacturers to comply with local, state, federal or foreign regulations could lead to the imposition of significant civil and criminal fines, product recalls, detentions, seizures, injunctions and criminal prosecutions, suspension of product sales or manufacturing, changes in product design or formulation, or changes in product labeling, packaging or advertising or require us to take other corrective action, any of which would materially adversely affect our business. Further, violation of these regulations or the assertion of a violation of these regulations could have a material adverse effect on our reputation and the reputation of our products, which could materially damage our business.

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

Our business exposes us to potential product liability claims that are inherent in the testing, production, marketing and sale of our products. Like other participants in these markets, we may from time to time be involved in lawsuits, claims and proceedings alleging product liability and related claims such as negligence. If product liability claims become substantial, our brands could be damaged significantly, thereby harming our business. We may be required to pay substantial damage awards as a result of any successful product liability claims. Any product liability claim against us, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.

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

If we are required to, or voluntarily, recall our products, our brands and our business could be materially harmed.

The U.S. Food and Drug Administration and similar governmental authorities in other countries in which our products are sold, have the authority to request and, in some cases, require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of product functionality, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources, harm our brands and reputation with our customers and damage our business.

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

We are dependent on key personnel.

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular Marti Morfitt, our Chief Executive Officer. The loss of Ms. Morfitt’s services could impair our ability to effectively manage our company and to carry out our business plan. We have an employment agreement with Ms. Morfitt that provides that Ms. Morfitt will serve as our Chief Executive Officer and that either party may terminate Ms. Morfitt’s employment at any time with or without cause. However, if we terminate Ms. Morfitt’s employment without cause, we would be required to make specified payments to her as described in her employment agreement. The other members of our management team also have significant experience in our industry. The loss of any member of our senior management could likewise impair our ability to effectively manage our company and carry out our business plan. We do not carry key person life insurance on any of our executive officers. In addition, competition for skilled employees in our industry is intense. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and materially harm our business and financial condition.

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
•

the provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control” and provisions of agreements with our executive officers requiring payments if their employment is terminated and there is a “change in control.”

These measures could discourage or prevent a takeover of us or changes in our management, even if an acquisition or such changes would be beneficial to our stockholders. This may have a negative effect on the price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company leases approximately 73,000 square feet of office and warehouse space in Eden Prairie, Minnesota. The lease expires in November of 2010 and contains a renewal option. Monthly payments on the lease are $61,766.

Item 3.	LEGAL PROCEEDINGS

On February 18, 2004, CNS, Inc. (the “Company”), together with Creative Integration & Design, Inc., sued Silver Eagle Labs, Inc. (“Silver Eagle”) in the United States District Court for the District of Minnesota for infringement of two nasal dilator patents owned by Creative Integration & Design, Inc. and exclusively licensed to the Company. The two patents at issue are U.S. Patent No. 6,318,362 (the “ ‘362 Patent”) and U.S. Patent No. 3,533,503 (the “ ‘503 Patent”). The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs. Silver Eagle has counterclaimed for a declaration that the ‘362 Patent and ‘503 Patent are invalid and therefore not infringed and asks for its attorneys’ fees and costs.

On November 24, 2004, the Company announced that the U.S. Patent and Trademark Office (the “Patent Office”) will reexamine the ‘362 Patent and the ‘503 Patent. In response to this action by the Patent Office, on November 29, 2004, the Court issued an order staying the Company’s suit against Silver Eagle pending the reexamination. The Company believes that when the ‘362 and ‘503 Patents emerge from reexamination, the Company will maintain significant patent protection under those patents and will recommence enforcement of those patents in the litigation described above.

On April 13, 2006, the Company, together with Creative Integration & Design, Inc., sued JMS Labs Limited, LLC (“JMS”) in the United States District Court for the District of Minnesota for infringement of the ‘362 Patent. The suit seeks injunctive relief, damages, enhanced damages for willful infringement, attorneys’ fees and costs.

As of the date of filing of this Annual Report on Form 10-K for the year ended March 31, 2006, the Patent Office has not granted a Reexamination Certificate for either the ‘362 Patent or the ‘503 Patent. The Patent Office has indicated that the reexamination process with respect to the ‘362 Patent has been terminated, with the claims of the Patent not being altered or amended in any way. The Company has not received information that the Patent Office has completed its reexamination process with respect to the ‘503 Patent.

Another of the Company’s patents covering its nasal strip technology, U.S. Patent No. 5,533,499 (the “ ‘499 Patent”), is also subject to reexamination by the Patent Office. On January 21, 2005, the Company received a determination from Patent Office that the ‘499 Patent has significant allowable claims. With some formal amendments, the Company expects the Patent Office will confirm these claims as allowable. As of the date of filing of this Annual Report on Form 10-K for the year ended March 31, 2006, the Company has not received final notice from the Patent Office of the claims of the ‘499 Patent it has confirmed as allowable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock has been traded on The Nasdaq Stock Market under the symbol “CNXS” since April 8, 1994. The following table sets forth the high and low last sale prices of the Company’s common stock for the period indicated which cover the Company’s fiscal years ending March 31, 2006 and 2005.

Fiscal Year Ended March 31, 2006	High	Low
Quarter Ended March 31, 2006	25.56	20.50
Quarter Ended December 31, 2005	28.69	21.91
Quarter Ended September 30, 2005	30.36	22.98
Quarter Ended June 30, 2005	23.10	14.93

Fiscal Year Ended March 31, 2005	High	Low
Quarter Ended March 31, 2005	18.08	12.43
Quarter Ended December 31, 2004	13.25	10.95
Quarter Ended September 30, 2004	11.30	9.86
Quarter Ended June 30, 2004	11.04	9.31

On May 19, 2006, the last sale price of the common stock was $22.81 per share.

Shareholders

As of May 19, 2006, there were approximately 600 owners of record of the Company’s common stock.

Dividends

The Company paid four quarterly dividends of $.06 per share of common stock during fiscal 2006. Four quarterly dividends of $.05 per share of common stock were paid during fiscal 2005. The payment of future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business considerations.

Issuer Purchases of Equity Securities

The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter ended March 31, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1 – January 31, 2006	30,000	$22.86	30,000	960,400
February 1 – February 28, 2006	90,000	$21.32	90,000	870,400
March 1 – March 31, 2006	100,000	$20.85	100,000	770,400
Total	220,000	$21.31	220,000	770,400

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

Information Regarding Equity Compensation Plans

The following table sets forth information regarding the Company’s equity compensation plans in effect as of March 31, 2006. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders:	1,310,839	$9.04	1,253,461

Equity compensation plans not approved by shareholders:	0	0	0

Totals	1,310,839	$9.04	1,253,461

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

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are included elsewhere in this Report. The Consolidated Statements of Operations and Balance Sheet data presented below as of and for the Years Ended December 31, 2001 through March 31, 2006 have been derived from the Company’s Consolidated Financial Statements included elsewhere in this Report or previously filed with the Securities and Exchange Commission on Form 10-K, which have been audited by KPMG LLP, an independent registered public accounting firm.

FINANCIAL HIGHLIGHTS

(In thousands, except per share amounts)

	Years ended
	March 31, 2006	March 31, 2005	March 31, 2004	March 31, 2003	Dec. 31, 2001
Net sales	$112,644	$93,732	$86,980	$79,075	$76,242
Operating income (loss)	25,600	20,051	12,748	9,639	(1,225)
Net income	17,243	13,702	8,547	6,516	81
Diluted net income per share	$1.15	$0.93	$0.59	$0.46	$0.01

Working capital	$64,090	$67,650	$54,900	$45,266	$32,712
Total assets	90,474	87,215	73,534	65,375	50,618
Stockholders’ equity	75,263	71,151	58,644	49,054	36,612

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In this discussion, our three fiscal years ended March 31, 2006, 2005 and 2004 are referred to as fiscal years 2006, 2005 and 2004, respectively.

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

Our financial goals are to achieve sustainable long-term growth in consumer demand for our products, which should leverage our efficient operating model to generate further growth in operating profit and operating cash flow:

•

Sustainable Growth in Consumer Demand. During the three fiscal years ended March 31, 2006, consolidated net sales have grown from $87.0 million to $112.6 million. During this same three year period, net sales of domestic Breathe Right products have grown from $64.1 million to $74.6 million, net sales of FiberChoice products have grown from $9.3 million to $20.8 million, and net sales of international Breathe Right products have increased from $13.0 million to $17.0 million.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult and subjective judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

•

Revenue Recognition, Sales Returns and Other Allowances, and Allowance for Doubtful Accounts. Revenue is recognized when all of the following criteria have been met: a valid customer order with a fixed price has been received; title and risk of loss transfer to the customer; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Revenue is reduced for trade promotions, estimated future product returns, certain promotional costs and other allowances in the same period as the related sales are recorded. We must make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. We have established reserves of $1.3 million for future sales returns and $311,000 for other allowances as of March 31, 2006. Similarly, we must make estimates of the uncollectability of accounts receivable. We specifically analyze customer account balances, historical bad debts, current economic trends and changes in the timing of customer payments. The balance of accounts receivable was $17.7 million, net of the allowance for doubtful accounts of $100,000, as of March 31, 2006.

•

Inventory Valuation. Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. We analyze the cost and the market value of inventory items and establish the appropriate valuation reserves. We have established a reserve for excess or obsolete inventory of $532,000 as of March 31, 2006. We believe that the inventory valuation results in carrying inventory at the lower of cost or market.

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

•

Trade and Consumer Promotions. Our judgment is involved in recognizing the amount and timing of trade and consumer promotional costs. Management regularly reviews current period and prior period promotional liabilities and assesses customers’ and consumers’ participation and performance levels related to various promotional activities. The vast majority of year end liabilities associated with these activities are resolved within the following fiscal year, and therefore do not require highly uncertain long-term estimates. We have established a liability for trade and consumer promotions of $1.2 million as of March 31, 2006.

Selected Consolidated Statements of Earnings Data and Executive Summary

For the fiscal year ended March 31, 2006, (“fiscal 2006”) net sales increased by 20.2% versus the prior year to $112.6 million. The increase in net sales reflects strong growth for both Breathe Right and FiberChoice brands. Breathe Right domestic net sales grew by 9.1%; FiberChoice net sales increased 70.2% and international Breathe Right net sales increased by 31.9%. Domestic Breathe Right experienced strong growth in nasal strips and Snore Relief™ throat spray partially offset by declining sales of Vapor Shot!™ and saline spray, which are being phased out. Net sales of FiberChoice branded products continued to grow as the result of growing consumer demand driven by expanded advertising programs and the introduction of two additional fiber products. International net sales growth resulted from strong sales to Canada and the UK, as well as resumption of normalized sales to Japan. In the first eight months of fiscal 2005, no revenues were recorded in Japan due to high inventory levels in that market.

Operating income for fiscal 2006 was $25.6 million, up 27.7% versus the prior year. Growth in operating income was driven by 20.2% revenue growth combined with improvements in advertising and promotion efficiencies and improvement in selling, general and administrative expense as a percentage of sales partly relating to a decrease in litigation costs involving patent defense. Operating income for fiscal 2005 reflects a one-time reduction in cost of goods sold of $1.1 million, related to the refund of import duties paid in prior fiscal years.

Our financial position remains strong, with cash and marketable securities of $52.6 million and no debt on our balance sheet as of March 31, 2006.

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

				% Increase (Decrease)
	% of Net Sales			In Dollar Amounts
	Fiscal Year			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	20.2%	7.8%
Gross profit	70.5%	71.5%	69.1%	18.5%	11.6%
Operating expenses:
Advertising and promotion	31.0%	31.7%	37.0%	17.7%	(7.7%)
Selling, general and administrative	16.8%	18.4%	17.4%	9.4%	14.1%

Total operating expenses	47.8%	50.1%	54.4%	14.6%	(0.7%)

Operating income	22.7%	21.4%	14.7%	27.7%	57.3%

Net sales

The following is a breakdown of net sales by brand and geographic area (dollars in thousands):

	Fiscal Year			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Domestic
Breathe Right	$74,633	$68,423	$64,126	9.1%	6.7%
FiberChoice	20,844	12,245	9,290	70.2%	31.8%
Other	200	197	588	1.5%	(66.5%)

Total domestic	95,677	80,865	74,004	18.3%	9.3%

International
Japan	5,000	2,404	4,430	108.0%	(45.7%)
Canada	3,195	1,826	1,372	75.0%	33.1%
Italy	2,892	3,371	1,899	(14.2%)	77.5%
UK	2,930	2,223	2,349	31.8%	(5.4%)
Other	2,950	3,043	2,926	(3.1%)	4.0%

Total international	16,967	12,867	12,976	31.9%	(.8%)

Net sales	$112,644	$93,732	$86,980	20.2%	7.8%

Operating results

Net sales grew by 20.2% in fiscal 2006 and 7.8% in fiscal 2005. Domestic sales of Breathe Right branded products grew by 9.1% in fiscal 2006 due primarily to stronger consumer demand for nasal strips and Snore Relief throat spray partially offset by declining sales Breathe Right Vapor Shot! and saline spray. FiberChoice sales grew by 70.2% in fiscal 2006 and 31.8% in fiscal 2005. The fiscal 2006 growth in FiberChoice sales resulted from continued growth in consumer demand driven by strong levels of advertising and promotion and the launch of two new FiberChoice products during the March 2006 quarter, FiberChoice® plus Calcium and FiberChoice® Weight Management.

International sales increased in fiscal 2006 by 31.9% to $17.0 million. International net sales growth resulted from strong sales to Canada and the UK, as well as resumption of normalized sales to Japan. In the first eight months of fiscal 2005, no revenues were recorded in Japan due to high inventory levels in that market.

During fiscal 2004, we decided to exit our line of Flair equine products which are included in “other” on the net sales breakdown, shown on the prior page. The Company has terminated its agreements with its distributor of Flair products and the licensor of technology related to this business, effective April 30, 2004. Net sales of Flair products totaled $375,000 for fiscal 2004.

Gross profit rate

Gross profit rate is dependent on a number of factors and may fluctuate from quarter to quarter as well as year to year. These factors include the mix of products sold, the level of promotional activity, and the cost of materials and manufacturing. The gross profit rate for fiscal 2006 was 70.5%. Excluding a one-time reduction to cost of goods sold related to an import duty refund of $1.1 million, the fiscal 2005 gross margin rate was 70.3%. The continued improvement in gross margin rates in 2006 and 2005 resulted primarily from lower cost of sales including increasing efficiency in procuring and distributing our product lines.

Advertising and promotion expense

Advertising and promotion expense expressed as a percentage of revenue declined to 31.0% in fiscal 2006, down 0.7 percentage points compared to fiscal 2005, which was down 5.3 percentage points compared to fiscal 2004. This reduction in expense as a percentage of net sales is the result of economies of scale driven by growth of our brands, as well as continuing efforts by our marketing team to develop more efficient and effective methods of stimulating consumer demand.

Selling, general and administrative expense

Selling, general and administrative expenses were $18.9 million for 2006, representing an increase of 9.4% compared to the prior year. Selling, general and administrative expense increased in fiscal 2006 due to higher levels of new product development expense for both the Breathe Right and FiberChoice brands, as well as increased employee costs. Selling, general and administrative expense as a percentage of net sales was 16.8%, 18.4% and 17.4% for the fiscal years 2006, 2005 and 2004, respectively. The increased expense rate for fiscal 2005 is the result of increased legal expenses associated with defending our intellectual property assets.

Operating income

Increases in sales, continued improvements in gross profit rates and continued improvement in the efficiency of advertising and promotions provided significant improvement in operating income. Operating income for fiscal 2006 was $25.6 million, up 27.7% compared to fiscal 2005 operating income of $20.1 million which increased 57.3% compared to fiscal 2004 operating income of $12.7 million. Operating income as a percentage of net sales is 22.7%, 21.4% and 14.7% for fiscal 2006, 2005 and 2004, respectively.

Investment income

Investment income increased to $1.2 million for fiscal 2006 compared to $935,000 for fiscal 2005 as the result of an increase in market interest rates for municipal obligations. The Company continues to shift the investment portfolio to tax-exempt securities in order to maximize after tax yields. The following table compares the average bond equivalent yield of various marketable securities held as of March 31, 2006 and 2005 (in thousands):

	March 31,
	2006		2005
	Fair Value	Ave. Yield	Fair Value	Ave. Yield

Municipal obligations	$46,438	3.89%	$41,358	2.86%
Corporate bonds	1,001	2.52	6,064	2.03
U.S. Government obligations	1,000	2.42	8,514	1.82
Total marketable securities	$48,439	3.82%	$55,936	2.66%

The average remaining days to effective maturity of the Company’s portfolio of marketable securities has decreased to 215 days as of March 31, 2006 compared to 303 days as of March 31, 2005.

Income tax expense

Income tax expense was $9.6 million for fiscal 2006 compared to $7.3 million for fiscal 2005. The effective tax rate for fiscal 2006 was 35.7% compared to an effective tax rate in fiscal 2005 of 34.7%. The 1.0 percentage point increase in the effective tax rate is primarily the result of a favorable resolution of refund claims in fiscal 2005 and a decrease in the benefit relating to foreign export incentives partially offset by an increase in investment income related to tax exempt securities. Refer to the following effective tax rate reconciliation table:

	For the Years Ended
	March 31,
	2006	2005

Federal Statutory rate	35.0%	35.0%
State rate, net of federal benefit	2.1	2.0
Tax exempt investment earnings	(1.5)	(0.9)
Export incentive	(.1)	(0.5)
Other	.2	(0.9)
Effective tax rate	35.7%	34.7%

Seasonality

CNS has experienced in the past, and expects that it will continue to experience in the future, quarterly fluctuations in both domestic and international sales and earnings. These fluctuations are due in part to the timing of advertising and promotion campaigns and seasonality of sales, as well as increases and decreases in purchases by distributors and retailers in anticipation of future demand by consumers. Significant portions of the Breathe Right product line are used for the temporary relief of nasal congestion and congestion-related snoring. Sales of these items are higher during the fall and winter seasons, corresponding with our third and fourth quarters.

Liquidity and capital resources

As of March 31, 2006, we have cash and marketable securities of $52.6 million and no debt on our balance sheet. In addition, we have generated strong and improving cash from operations during the past three fiscal years, and barring an unforeseen decline in our revenues or operating margins, we expect future cash flows from operations to continue to be strong and growing. The existing cash and marketable securities balances may be used to acquire complementary consumer healthcare businesses, pay dividends to our shareholders and/or buy back additional shares of CNS common stock. In summary, we believe that our existing funds will be sufficient to support our planned operations for the foreseeable future.

Operating activities. We generated cash from operating activities of $15.8 million during fiscal 2006 compared to $14.7 million and $8.6 million during fiscal 2005 and 2004, respectively. The improved net cash provided by operations is primarily due to the increases in operating income described above partially offset by increases in accounts receivable and inventories required to support our sales growth.

Investing activities. During fiscal 2006, we continued to invest excess cash in short term marketable securities in order to improve our investment return. Sales and maturities of marketable securities exceeded purchases by $7.6 million for fiscal 2006. The proceeds from the investment portfolio along with cash provided by operations were used to purchase product rights, repurchase CNS common stock and pay cash dividends. For 2006, marketable securities purchased consisted of tax exempt municipal securities which provide a higher after tax yield.

We purchased $8.0 million, $557,000 and $310,000 of product rights during fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, we purchased the patents and pending patents relating to the FiberChoice chewable fiber tablet from Onesta Nutrition, Inc. for $7.8 million. The previous licensing agreement with Onesta Nutrition, Inc. was terminated as part of the purchase transaction.

Financing activities. We paid cash dividends of $3.4 million, $2.8 million and $1.6 million during fiscal 2006, 2005 and 2004, respectively. In making the decision to initiate a cash dividend, the Company’s Board of Directors considered, among other things, the favorable tax treatment of corporate dividends.

We purchased 655,105 shares of our common stock for $13.9 million during fiscal 2006. The average price of common stock purchased was $21.26 per share. We purchased 106,000 shares of our common stock for $1.4 million during fiscal 2005. We did not repurchase any shares of our common stock in fiscal 2004. These treasury shares will be used to meet future obligations under our employee stock purchase plan and stock option plans, and for possible future acquisitions. CNS is authorized to repurchase an additional 770,400 shares of its common stock as of March 31, 2006.

CNS received $1.9 million, $1.9 million and $1.8 million during fiscal 2006, 2005 and 2004, respectively, from the exercise of stock options and issuance of stock under the employee stock purchase plan.

Significant agreements and lease obligations. We have entered into certain agreements and operating leases in order to secure product rights and office space. The following is a summary of significant agreements and lease obligations (in thousands):

	Payments Due by Period Fiscal Year
	2007	2008	2009	2010	2011	Thereafter

Operating leases	$788	$788	$788	$745	$494	$0
Minimum royalties	550	550	550	550	550
Purchase obligations	16,804	22	0	0	0	0

Total	$18,142	$1,360	$1,338	$1,295	$1,044

We have agreements that exclusively license intellectual property rights for certain products. Royalties due under these agreements are based on various percentages of sales of related product lines. The licensing agreements are valid for the lives of the related patents, however, they may be terminated earlier under certain conditions. Total minimum royalties are not determinable since royalties continue for the life of current and potential future patents related to the licensed intellectual property.

We have entered into operating leases for office space and office equipment. Leases expire at various dates beginning in 2010 through 2011.

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

The Company anticipates using the modified prospective application, which applies to new awards granted, unvested awards as of the date of adoption and to awards modified, repurchased or cancelled after the date of adoption. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock–based payment transactions. SFAS 123R requires measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk exposure is primarily interest rate risk related to its cash and cash equivalents and investments in marketable securities. The Company has an investment policy which limits the types of securities in which it may invest as well as the length of maturities. No investment may exceed 36 months in maturity and the weighted average life of the portfolio may not exceed 18 months. The average life of the investment portfolio as of March 31, 2006 was 215 days.

The table below provides information about the Company’s cash and cash equivalents and marketable securities as of March 31, 2006 (in thousands):

	Cost	Fair Value
Due within one year	$38,279	$38,147
Due after one year through three years	10,390	10,292
	$48,669	$48,439

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of the Company as of March 31, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years ended March 31, 2006, 2005 and 2004, the Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm, are listed under Item 15 of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The report of the Company’s management on internal control over financial reporting is provided under Item 15 of this Report, as is the attestation report of KPMG LLP, the Company’s independent accountant.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Daniel E. Cohen, 54, has served as the Company’s Chairman of the Board since 1993 and has served as a director of the Company since its formation in 1982. Mr. Cohen also served as the Company’s Chief Executive Officer from 1989 to June 2001 and as Treasurer from 1982 to March 1999. Mr. Cohen, a founder of the Company, is a medical doctor and board-certified neurologist.

Marti Morfitt, 48, has served as the Company’s President and Chief Executive Officer since June 2001 and its President and Chief Operating Officer from March 1998 to June 2001. Ms. Morfitt has served as a director of the Company since 1998. From September 1982 to February 1998, Ms. Morfitt served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from May 1997 to February 1998 as Vice-President, Meals, and from February 1994 to May 1997 as Vice-President, Green Giant Brands. She also serves as a director of Graco, Inc., a Minneapolis-based manufacturer of fluid handling systems, and as a director of Intrawest Corporation, a Vancouver-based developer and operator of ski and golf resorts.

Karen T. Beckwith, 45, has served as a director since October 1, 2003. Since January 2003, Ms. Beckwith has served as the President and Chief Executive Officer of Gelco Information Network, a leading provider of expense and trade management solutions. From 1999 to January 2003, Ms. Beckwith served in various executive positions of Gelco Information Network, most recently as its President and Chief Executive Officer of the Trade Management Group division. Prior to that, she held a number of finance positions at Ceridian Corporation from 1995 to 1999, including Senior Vice President of Finance and Business Development and Integration. Ms. Beckwith is a director of Associated Banc-Corp.

Patrick Delaney, 63, has served as a director since 1983. A practicing attorney since 1967, Mr. Delaney retired as a partner in the Minneapolis-based law firm of Lindquist & Vennum P.L.L.P., counsel to the Company, in December 2002. Mr. Delaney is a writer and serves on the board of a number of privately-held companies.

Andrew J. Greenshields, 68, has served as a director since 1986. Mr. Greenshields has been President of Pathfinder Ventures, Inc., Minneapolis, Minnesota, since 1980. He is also a general partner of Spell Capital Partners, LP, which is a Minneapolis-based financial limited partnership. Mr. Greenshields is also a director of Aetrium, Inc., a manufacturer of semi-conductor handling equipment.

H. Robert Hawthorne, 61, has served as a director since 1999. Mr. Hawthorne was Chief Executive Officer of Ocean Spray Cranberries, Inc., a Boston-based food and beverage company, from February 2000 to November 2002. From 1997 to 1999, Mr. Hawthorne served as a director, President and Chief Executive Officer of Select Comfort Corporation, a Minneapolis-based company that manufactures air beds and sleep related products. From 1986 to 1997, Mr. Hawthorne served in a series of positions of increasing responsibility with The Pillsbury Company, a Minneapolis-based manufacturer and distributor of food products, most recently serving from February 1992 to December 1997 as President of The Pillsbury Brands Group, a subsidiary of The Pillsbury Company.

Richard W. Perkins, 75, has been a director since 1993. Mr. Perkins has been President, Chief Executive Officer and a director of Perkins Capital Management, Inc., a Minneapolis-based investment management company, since 1985. He is also a general partner of Spell Capital Partners, LP, a Minneapolis-based venture capital limited partnership. He is also a director of the following publicly-held companies: Synovis Life Technologies, Inc., a manufacturer of medical products; PW Eagle, Inc., a manufacturer of plastic pipe; Lifecore Biomedical, Inc., a medical device company; Nortech Systems, Inc., a contract manufacturer for the electronics industry; Vital Images, Inc., a medical diagnostic software company; Teledigital, Inc., a provider of software to the cellular phone industry; and Two Way TV (U.S.), Inc., a provider of software to the television game industry. Mr. Perkins is also a director of several private companies.

Morris J. Siegel, 56, has served as a director since April 18, 2003. Mr. Siegel is the founder and retired chairman of Celestial Seasonings, Inc., a manufacturer and marketer of specialty herb teas. In 2000, Celestial Seasonings merged with The Hain Food Group, a natural, specialty, organic and snack food company. Mr. Siegel then served as vice chairman of the merged company, The Hain Celestial Group, Inc., and was Chief Executive Officer of Celestial Seasonings until September 2002. In 1987, Mr. Siegel founded Earth Wise, Inc., a marketer of environmentally friendly cleaning products and recycled trash bags. Mr. Siegel currently serves as a director of Whole Foods Market, Inc., a North American natural foods grocer. Mr. Siegel is also a director of Annie’s HomeGrown Foods, Inc., which manufactures, markets and sells premium all natural and organic foods, and is a subsidiary of Solera Capital LLC; a director of Camelbak Corp., an outdoor sporting goods company; and Avid Health Corp., a manufacturer of vitamins.

____________

Certain other information required under this Item with respect to directors is contained in the Section “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 15, 2006 (the “2006 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the last fiscal year, and is incorporated herein by reference.

Executive Officers

Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled “Executive Compensation” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in the section entitled “Security Ownership of Principal Stockholders and Management” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Relationship with Independent Accountants” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

Form 10-K Page Reference

1.	Financial Statements.

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004	F-2

	Consolidated Balance Sheets as of March 31, 2006 and 2005	F-3

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended March 31, 2006, 2005 and 2004	F-4

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005, and 2004	F-5

	Notes to Consolidated Financial Statements	F-6

2.	Financial Statement Schedules.

See Schedule II of Valuation and Qualifying Accounts on the page following Exhibit Index.

3.	Exhibits.

See “Exhibit Index” on the page following the Signature Page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNS, INC. (“Registrant”)

Dated: May 31, 2006	By	/s/ Marti Morfitt
Marti Morfitt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on May 31, 2006 on behalf of the Registrant in the capacities indicated.

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

/s/ Marti Morfitt
Marti Morfitt
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Samuel Reinkensmeyer
Samuel Reinkensmeyer
Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ Karen T. Beckwith
Karen T. Beckwith Director

/s/ Daniel E. Cohen
Daniel E. Cohen
Chairman of the Board and Director

/s/ Patrick Delaney
Patrick Delaney Director

/s/ H. Robert Hawthorne
H. Robert Hawthorne Director

/s/ Andrew J. Greenshields
Andrew J. Greenshields Director

/s/ Richard W. Perkins
Richard W. Perkins Director

/s/ Morris J. Siegel
Morris J. Siegel Director

CNS, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Company’s Certificate of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

3.2	Company’s Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.1*	CNS, Inc. 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-18 (Commission File No. 33-14052C)).

10.2*	CNS, Inc. 1989 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

10.3*	CNS, Inc. 1990 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.4*	CNS, Inc. 1994 Amended Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.5*	CNS, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-129457)).

10.6**

License Agreement dated January 30, 1992 between the Company and Creative Integration and Design, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-2 (Commission File No. 33-46120)).

10.7**

License Agreement dated June 21, 1999 between the Company and Peter Cronk and Kristen Cronk (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 1999 (“1999 10-K”)).

10.10**

Amended and Restated Supply Agreement between the Company and WebTec Converting, LLC dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.11	Medical Specialties Material Purchase Agreement between the Company and Minnesota Mining and Manufacturing Company dated November 22, 2004.

10.12*

Employment Agreement between the Company and John J. Keppeler dated February 12, 1999 (incorporated by referenced to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-K for the year ended December 31, 1998).

10.13*

Employment Agreement between the Company and Larry R. Muma dated January 2, 2001 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14*

Employment Agreement between the Company and Linda Kollofski dated October 29, 2002 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003).

10.16*	Employment Agreement between the Company and Samuel E. Reinkensmeyer dated May 3, 2006.

10.17

Lease Agreement between the Company and Liberty Property Limited Partnership dated December 19, 2004 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004)

10.18*

Employment Agreement between the Company and Marti Morfitt dated July 20, 2004 (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.19*	Employment Agreement between the Company and Nicole C. Strait dated May 3, 2006.

10.20*	Employment Agreement between the Company and Susan Horvath dated May 3, 2006.

10.21*	Amended and Restated Employment Agreement between the Company and Daniel E. Cohen dated as of May 3, 2006.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included on signature page hereof).

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

__________________________

*Indicates Compensatory Agreement

**Certain portions of this Exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2. Spaces corresponding to the deleted portions are represented by brackets with asterisks.

CNS, INC.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	For the Years Ended March 31,

	2006	2005	2004

Allowance for doubtful accounts:
Balance beginning of period	$183	$380	$330
Provision/adjustment to expense	(120)	(66)	110
Bad debt write-offs, net of recoveries	37	(131)	(60)

Balance end of period	$100	$183	$380

Reserve for excess or obsolete inventory
Balance beginning of period	$545	$551	$667
Provision/adjustment to expense	818	105	361
Charge offs	(831)	(111)	(477)

Balance end of period	$532	$545	$551

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Form10-K, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

CNS, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting that CNS, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CNS, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CNS, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNS, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated May 31, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Minneapolis, Minnesota

May 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHDULE II

The Board of Directors and Stockholders

CNS, Inc.:

We have audited the accompanying consolidated balance sheets of CNS, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II- Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNS, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNS Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 31, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, MN

May 31, 2006

CNS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended March 31,
	2006	2005	2004

Net sales	$112,644	$93,732	$86,980
Cost of goods sold	33,185	26,704	26,904

Gross profit	79,459	67,028	60,076

Operating expenses:
Advertising and promotion	34,945	29,684	32,168
Selling, general and administrative	18,914	17,293	15,160

Total operating expenses	53,859	46,977	47,328

Operating income	25,600	20,051	12,748

Investment income	1,219	935	725

Income before income taxes	26,819	20,986	13,473

Income tax expense	9,576	7,284	4,926

Net income	$17,243	$13,702	$8,547

Basic net income per share	$1.22	$.98	$.63

Weighted average number of common shares outstanding	14,153	13,972	13,576

Diluted net income per share	$1.15	$.93	$.59

Weighted average number of common
and potential common shares outstanding	15,001	14,758	14,488

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$4,152	$4,814
Marketable securities	48,439	55,936
Accounts receivable, net of allowance for doubtful accounts
of $100 in 2006 and $183 in 2005	17,667	15,030
Inventories	5,766	4,531
Deferred income taxes	1,791	1,968
Prepaid expenses and other current assets	1,486	1,435

Total current assets	79,301	83,714

Property and equipment, net	1,308	1,118
Product rights, net	8,845	1,360
Deferred income taxes	1,020	1,023

	$90,474	$87,215

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,908	$7,770
Accrued expenses	7,557	7,177
Accrued income taxes	1,746	1,117

Total current liabilities	15,211	16,064

Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	0	0
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares in 2006 and 2005	193	193
Additional paid-in capital	64,068	61,693
Treasury shares – at cost; 5,316 shares in 2006 and 5,049 shares in 2005	(35,977)	(23,779)
Retained earnings	47,124	33,284
Accumulated other comprehensive loss	(145)	(240)

Total stockholders’ equity	75,263	71,151

Commitments and contingencies (notes 9, 10 and 11)

	$90,474	$87,215

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands)

	Common stock		Additional paid-in capital	Treasury shares		Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Number of shares	Par value		Number of shares	Cost

Balance at March 31, 2003	19,295	$193	$59,879	5,989	$(26,694)	$15,472	$204	$49,054

Stock issued in connection with
Employee Stock Purchase Plan	0	0	2	(24)	148	0	0	150
Exercise of stock options	0	0	(1,051)	(453)	2,668	0	0	1,617
Tax benefit of options exercised	0	0	1,005	0	0	0	0	1,005
Dividends ($.12 per share)	0	0	0	0	0	(1,640)	0	(1,640)
Comprehensive income:
Net income	0	0	0	0	0	8,547	0	8,547
Unrealized losses on marketable securities
net of income tax effect of $52	0	0	0	0	0	0	(89)	(89)

Total comprehensive income								8,458

Balance at March 31, 2004	19,295	$193	$59,835	5,512	$(23,878)	$22,379	$115	$58,644

Stock issued in connection with
Employee Stock Purchase Plan	0	0	84	(18)	74	0	0	158
Exercise of stock options and warrants	0	0	373	(551)	1,376	0	0	1,749
Tax benefit of options exercised	0	0	1,400	0	0	0	0	1,400
Other	0	0	1	0	0	0	0	1
Dividends ($.20 per share)	0	0	0	0	0	(2,797)	0	(2,797)
Treasury shares purchased	0	0	0	106	(1,351)	0	0	(1,351)
Comprehensive income:
Net income	0	0	0	0	0	13,702	0	13,702
Unrealized losses on marketable securities
net of income tax effect of $208	0	0	0	0	0	0	(355)	(355)

Total comprehensive income								13,347

Balance at March 31, 2005	19,295	$193	$61,693	5,049	$(23,779)	$33,284	$(240)	$71,151

Stock issued in connection with
Employee Stock Purchase Plan	0	0	134	(14)	61	0	0	195
Exercise of stock options	0	0	74	(374)	1,670	0	0	1,744
Tax benefit of options exercised	0	0	2,167	0	0	0	0	2,167
Other	0	0	0	0	0	0	0	0
Dividends ($.24 per share)	0	0	0	0	0	(3,403)	0	(3,403)
Treasury shares purchased	0	0	0	655	(13,929)	0	0	(13,929)
Comprehensive income:
Net income	0	0	0	0	0	17,243	0	17,243
Unrealized losses on marketable securities
net of income tax effect of $55	0	0	0	0	0	0	95	95

Total comprehensive income								17,338

Balance at March 31, 2006	19,295	$193	$64,068	5,316	$(35,977)	$47,124	$(145)	$75,263

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended March 31,
	2006	2005	2004

Operating activities:
Net income	$17,243	$13,702	$8,547
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	964	797	958
Deferred income taxes	180	299	2,468
Equity compensation income tax benefits	2,167	1,400	836
Other	0	1	60
Changes in operating assets and liabilities:
Accounts receivable	(2,636)	(3,636)	(383)
Inventories	(1,234)	(399)	(866)
Prepaid expenses and other current assets	(52)	1,402	(1,801)
Accounts payable and accrued expenses	(853)	1,176	(1,264)

Net cash provided by operating activities	15,779	14,742	8,555

Investing activities:
Purchases of marketable securities	(59,513)	(80,795)	(90,325)
Sales and maturities of marketable securities	67,105	64,846	74,749
Payments for purchases of property and equipment	(637)	(52)	(478)
Payments for product rights	(8,003)	(557)	(310)

Net cash used in investing activities	(1,048)	(16,558)	(16,364)

Financing activities:
Proceeds from the issuance of common stock
under Employee Stock Purchase Plan	195	158	150
Proceeds from the exercise of stock options	1,744	1,749	1,616
Purchase of treasury shares	(13,929)	(1,351)	0
Dividends paid	(3,403)	(2,797)	(1,640)

Net cash provided by (used in) financing activities	(15,393)	(2,241)	126

Net decrease in cash and cash equivalents	(662)	(4,057)	(7,683)

Cash and cash equivalents:
Beginning of period	4,814	8,871	16,554

End of period	$4,152	$4,814	$8,871

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$0	$0	$132
Cash paid during the year for income taxes, net of refunds	6,661	3,633	2,994

The accompanying notes are an integral part of the consolidated financial statements.

CNS, INC.

Notes to Consolidated Financial Statements

March 31, 2006, 2005 and 2004

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

Accounting Estimates The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with potential future product returns, settlement of trade and consumer promotion liabilities, the uncollectibility of accounts receivable, inventory obsolescence and realization of deferred tax assets.

Basis of Presentation Certain amounts from prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Research costs of $831,000 and $933,000 were reclassified from advertising and promotion expense to selling, general and administration expense for the years end March 31, 2005 and 2004.

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

Marketable Securities The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Marketable securities represent the investment of excess cash that would be available to meet current obligations or fund potential acqusitions.

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

Product Rights Product rights, consisting of patents, trademarks and other product rights, are stated at cost, net of accumulated amortization and are amortized over three to ten years using the straight-line method. The weighted average remaining amortization life is 9.0 years as of March 31, 2006. The Company reviews its product rights for impairment whenever events or changes in circumstances indicate that the carrying amount of a product right may not be recoverable. If such product rights are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the product right exceeds the fair value of that product right.

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

The fair value of each stock option grant issued under various stock option plans and shares sold to employees under the Employee Stock Purchase Plan are estimated on the date of grant or purchase using the Black-Scholes option-pricing model. The following weighted average assumptions were made in estimating fair value:

	For the Years Ended
	March 31
	2006	2005	2004

Expected lives (Years)	5.2	4.6	5.7
Dividend Yield	1.5%	2.0%	1.4%
Expected volatility	59.3%	61.0%	62.0%
Risk-Free Interest Rate	4.0%	3.8%	3.1%

Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan been determined based on the fair value of options at the grant date, net income and earnings per share would have been as follows:

	For the Years Ended
	March 31,
	2006	2005	2004
Net income, as reported	$17,243	$13,702	$8,547
Deduct: Total stock-based compensation
expense determined under the fair value
based method for all awards, net of related
tax effects	1,419	810	603

Proforma net income	$15,824	$12,892	$7,944

Earnings per share:
Basic – as reported	$1.22	$.98	$.63
Basic – proforma	$1.12	$.92	$.59

Diluted – as reported	$1.15	$.93	$.59
Diluted – proforma	$1.06	$.87	$.56

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

Recent Accounting Pronouncements In December 2004, the FASB issued SFAS 123R, “Share-Based Payments: an amendment of FASB Statements No. 123 and 95”, which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for the Company’s consolidated financial statements for periods beginning April 1, 2006.

The Company anticipates using the modified prospective application, which applies to new awards granted, unvested awards as of the date of adoption and to awards modified, repurchased or cancelled after the date of adoption. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through stock–based payment transactions. SFAS 123R requires measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant.

(2)	Marketable Securities

Marketable securities, including estimated fair value based on quoted market prices or valuation models, are summarized as follows (in thousands):

	March 31,
	2006		2005
	Cost	Fair Value	Cost	Fair Value

Municipal obligations	$46,652	$46,438	$41,634	$41,358
Corporate bonds	1,011	1,001	6,110	6,064
U.S. government obligations	1,006	1,000	8,572	8,514

Total marketable securities	$48,669	$48,439	$56,316	$55,936

Maturities of marketable securities at March 31, 2006 are as follows (in thousands):

	Cost	Fair Value

Due within one year	$38,279	$38,147
Due after one year through three years	10,390	10,292

Total marketable securities	$48,669	$48,439

There were no gross unrealized gains on marketable securities available for sale at March 31, 2006 and March 31, 2005. Gross unrealized losses on marketable securities available for sale totaled $230,000 and $380,000 at March 31, 2006 and 2005, respectively.

The Company did not realize any gains or losses on sales of marketable securities for the years ended March 31, 2006, 2005 and 2004, respectively.

(3)	Advertising

At March 31, 2006 and 2005, the Company reported $614,000 and $472,000, respectively, of advertising costs as prepaid assets. Advertising expense was $28,938,00, $24,083,000 and $25,211,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

(4)	Details of Selected Balance Sheet Accounts
	March 31,
	2006	2005
Allowance for doubtful accounts:
Balance beginning of period	$183	$380
Provision/adjustment for doubtful accounts	(120)	(66)
Less bad debt write-offs, net of recoveries	37	(131)

Balance end of period	$100	$183

Inventories:
Finished goods	$4,771	$3,547
Raw materials and component parts	995	984

Total inventories	$5,766	$4,531

Property and equipment:
Warehouse and production equipment	$821	$770
Office equipment and information systems	4,746	4,161
Leasehold improvements	1,087	1,087

Less accumulated depreciation	(5,346)	(4,900)

Property and equipment, net	$1,308	$1,118

Product rights:
Product rights	$12,173	$4,170
Less accumulated amortization	(3,328)	(2,810)

Product rights, net	$8,845	$1,360

Accrued expenses:
Promotions and allowances	$3,014	$3,230
Royalties and commissions	969	1,087
Salaries, incentives and paid time off	2,928	2,373
Other	646	487

Total accrued expenses	$7,557	$7,177

Product right amortization:

	For the Years Ended March 31,
	2006	2005	2004

Amortization expense	$482	$303	$542

Estimated amortization expense for the year ending March 31,	Amount

2007	$1,085
2008	1,051
2009	1,031
2010	967
2011	919

(5)	Stockholders’ Equity

Stock Options The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase up to 5,500,000 shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of March 31, 2006.

Stock option activity under these plans is summarized as follows:

	Weighted-average Exercise Price Per Option	Options Outstanding	Options Available For Grant

Balance at March 31, 2003	$4.58	2,084,504	86,710
Amendment of 2000 Plan		0	650,000
Granted	11.00	362,020	(362,020)
Exercised	4.09	(481,464)	0
Canceled/Expired	6.20	(77,500)	76,900

Balance at March 31, 2004	5.87	1,887,560	451,590
Granted	10.84	243,188	(243,188)
Exercised	4.69	(575,467)	0
Canceled/Expired	10.32	(78,613)	56,743

Balance at March 31, 2005	$6.91	1,476,668	265,145
Amendment of 2000 Plan		0	1,200,000
Granted	16.44	214,684	(214,684)
Exercised	4.77	(377,513)	0
Canceled/Expired	26.62	(3,000)	3,000

Balance at March 31, 2006	$9.04	1,310,839	1,253,461

Information on outstanding and currently exercisable options by price range as of March 31, 2006, is summarized as follows:

	Options Outstanding			Options Exercisable
Price Range Per Option	Total Number Of Options	Weighted-average Remaining Life (Years)	Weighted-average Exercise Price	Exercisable Number of Options	Weighted average Exercise Price
$2.81	40,800	3.0	$2.81	40,800	$2.81
3.13 – 3.94	64,400	3.6	3.68	64.400	3.68
4.00 – 4.50	179,417	4.5	4.27	179,417	4.27
5.00 – 5.44	178,450	3.4	5.35	156,450	5.34
6.05 – 6.85	152,060	6.2	6.50	136,660	6.52
7.25	20,000	1.3	7.25	20,000	7.25
10.06 – 10.95	166,348	8.2	10.12	52,063	10.10
11.01 – 11.37	271,280	7.5	11.34	155,007	11.35
12.90	7,200	8.8	12.90	2,400	12.90
15.74	198,684	9.1	15.74	0	—
18.08	19,200	9.0	18.08	3,840	18.08
22.15	5,000	10.0	22.15	0	—
24.25	1,000	9.8	24.25	0	—
26.62	7,000	9.3	26.62	0	—
	1,310,839	6.3	$9.04	811,037	$6.63

At March 31, 2006, 2005 and 2004, currently exercisable options aggregated 811,037, 995,306 and 1,384,500 shares of common stock, respectively and the weighted-average exercise price of those options was $6.63, $5.35 and $4.60, respectively.

The per share weighted-average fair value of stock options granted during the years ended March 31, 2006, 2005 and 2004 is estimated as $8.33, $4.90 and $5.71 respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: volatility of 60% in 2006, 61% in 2005 and 62% in 2004; risk-free interest rate of 3.97% in 2006, 3.86% in 2005 and 3.19% in 2004, and an expected life of 5.5 years in 2006, 4.9 years in 2005 and 5.8 years in 2004.

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. The Company has reserved 400,000 shares under the plan of which employees have purchased 299,459 shares as of March 31, 2006. Common shares sold to employees under the Purchase Plan in fiscal 2006, 2005 and 2004 were 13,716, 18,446 and 23,413, respectively.

The weighted-average fair value of each purchase right granted in fiscal 2006, 2005 and 2004 was $4.71, $4.17 and $5.02, respectively.

(6)	Income Taxes

Income tax expense for the years ended March 31, 2006, 2005 and 2004 is as follows (in thousands):

	For the Years Ended March 31,
	2006	2005	2004

Current income tax expense
Federal	$8,469	$6,728	$2,349
State	823	256	58

	9,292	6,984	2,407

Deferred income tax expense
Federal	260	(101)	2,104
State	24	401	415

	284	300	2,519

Total income tax expense	$9,576	$7,284	$4,926

The following table is a reconciliation of the statutory federal income tax expense to the effective income tax expense for the years ended March 31, 2006, 2005 and 2004 (in thousands):

	For the Years Ended March 31,
	2006	2005	2004

Statutory federal tax expense	$9,387	$7,345	$4,715
State taxes, net of federal benefit	550	427	308
Tax exempt investment earnings	(409)	(195)	(13)
Export incentive	(89)	(112)	(93)
Other	137	(181)	9

Actual tax expense	$9,576	$7,284	$4,926

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities for 2006 and 2005 are presented below (in thousands):

	March 31,
	2006	2005

Deferred tax assets:
Inventory items	$197	$202
Accounts receivable allowance	37	68
Product rights	562	534
Accrued expenses	1,472	1,564
Contract termination	401	524
Unrealized losses on marketable securities	85	141
Property and equipment	57	0
	2,811	3,033

Deferred tax liabilities:
Property and equipment	0	(35)
Other	0	(7)
	0	(42)

Net deferred tax assets	$2,811	$2,991

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

The Company operates as a single operating segment of consumer health care products that are similar with respect to: economic characteristics, gross margins, products and services, production processes, types or classes of customers, methods of distribution, and regulatory environments. Net sales by brand and geographic area are as follows (in thousands):

	For the Years Ended March 31,
	2006	2005	2004
Domestic
Breathe Right	$74,633	$68,423	$64,126
FiberChoice	20,844	12,245	9,290
Other	200	197	588

Total domestic	95,677	80,865	74,004
International
Japan	5,000	2,404	4,430
Canada	3,195	1,826	1,372
Italy	2,892	3,371	1,899
UK	2,930	2,223	2,349
Other	2,950	3,043	2,926

Total international	16,967	12,867	12,976

Net sales	$112,644	$93,732	$86,980

The Company had one significant customer who accounted for 31%, 31% and 32% of sales in the years ended March 31, 2006, 2005 and 2004, respectively. Accounts receivable from this customer as of March 31, 2006 and 2005 were $6,104,000 and $4,933,000, respectively.

(8)	Employee Benefit Plan

The Company provides a defined contribution plan which covers all eligible employees. Generally, employees may contribute up to 100% of base compensation to the plan, not to exceed certain annual limits. The Company matches 25% of employee contributions up to 5% of base compensation each year, with certain limitations. The Company may also make additional discretionary contributions. Contribution expense related to the defined contribution plan was $341,000, $266,000 and $251,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

(9)	License Agreements

The Company has agreements to exclusively license intellectual property rights to certain products. Royalties due under these agreements are based on various percentages of net sales. To maintain the Company’s licenses, it must make minimum royalty payments of $550,000 each year until patents for the products expire. Royalties are classified as a component of cost of goods sold. Royalty expense was approximately $3,454,000, $3,225,000 and $2,612,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

(10)	Operating Leases

The Company leases equipment and office space under noncancelable operating leases that have initial or noncancelable lease terms in excess of one year. Future minimum lease payments due in accordance with these leases as of March 31, 2006 are as follows (in thousands):

Year ending March 31,	Amount

2007	$788
2008	788
2009	788
2010	745
2011	494
Later years	0

Future minimum lease payments	$3,603

Total rental expense for operating leases was $780,000, $783,000 and $780,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

(11)	Purchase Obligations

As of March 31, 2006, the Company had $16,826,000 of inventory purchase and advertising commitments with its suppliers as part of the normal course of business. The Company does not expect potential payments under these agreements to materially affect its financial condition.

(12)	Realization of Contingent Gain

The Company received a $1.1 million refund of previously paid European Community import duties on Breathe Right nasal strips relating to an import duty appeal. The Company recorded this nonrecurring item as a reduction in cost of goods sold during the quarter ended December 31, 2004.

(13)	Purchase of Product Rights

On January 4, 2006, the Company purchased a portfolio of domestic and international patents and patents pending related to the FiberChoice products for approximately $8.0 million in cash from Onesta Nutrition, Inc. The cost of these product rights will be amortized over the remaining life of the patents.

(14)	Net Income Per Share

A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in thousands):

	For the Years Ended March 31,
	2006	2005	2004

Weighted average number of common shares outstanding	14,153	13,972	13,576
Potential common shares	848	786	912

Weighted average number of common and potential common shares outstanding	15,001	14,758	14,488

Options to purchase 8,000, 26,600 and 324,000 shares of common stock at weighted average per share exercise prices of $26.32, $16.63 and $11.34 for the years ended March 31, 2006, 2005 and 2004 were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. These options expire between 2014 and 2016.

(15)	Summary of Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly operating results for fiscal 2006 and 2005 (in thousands):

	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006
Net sales	$23,539	$26,058	$30,929	$32,118
Cost of goods sold	6,968	7,625	9,401	9,191
Gross profit	16,571	18,433	21,528	22,927
Operating expenses:
Advertising and promotion	5,957	6,932	11,372	10,684
Selling, general and administrative	4,709	4,831	4,234	5,140
Total operating expenses	10,666	11,763	15,606	15,824
Operating income	5,905	6,670	5,922	7,103
Investment income	321	312	330	256
Income before income taxes	6,226	6,982	6,252	7,359
Income tax expense	2,181	2,452	2,284	2,659
Net income	$4,045	$4,530	$3,968	$4,700

Basic net income per share	$.28	$.32	$.28	$.33
Diluted net income per share	$.27	$.30	$.26	$.32

	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005
Net sales	$16,531	$20,041	$28,737	$28,421
Cost of goods sold	5,394	5,716	7,099	8,496
Gross profit	11,137	14,325	21,638	19,925
Operating expenses:
Advertising and promotion	4,818	5,559	10,587	8,720
Selling, general and administrative	3,908	3,612	4,640	5,131
Total operating expenses	8,726	9,171	15,227	13,851
Operating income	2,411	5,154	6,411	6,074
Investment income	214	200	256	265
Income before income taxes	2,625	5,354	6,667	6,339
Income tax expense	952	1,870	2,262	2,200
Net income	$1,673	$3,484	$4,405	$4,139

Basic net income per share	$.12	$.25	$.32	$.29
Diluted net income per share	$.11	$.24	$.30	$.28

The above financial summary reflects the reclassification of a potion of research expense from advertising and promotion expense to selling, general and administration expense.

The sum of the 2005 quarterly earnings per share amounts do not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

During the quarter ended March 31, 2006, the Company reduced the reserve for potential future product returns as a result of a decrease in the current period experience rate. Net sales for the quarter ended March 31, 2006 were favorably impacted by $585,000.