Form 10-Q
period 2006-06-30
CNS INC /DE/
filed 2006-08-04
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended June 30, 2006

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
Yes   ☒    No   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐

At July 31, 2006, the Company had outstanding 14,006,160 shares of common stock, $.01 par value per share.

CNS, Inc.

FORM 10-Q

For the Period Ended June 30, 2006

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005
Net sales	$29,346	$23,539
Cost of goods sold	8,317	6,968

Gross profit	21,029	16,571

Operating expenses:
Advertising and promotion	10,465	5,957
Selling, general and administrative	5,654	4,709

Total operating expenses	16,119	10,666

Operating income	4,910	5,905
Investment Income	370	321

Income before income taxes	5,280	6,226
Income tax expense	1,755	2,181

Net income	$3,525	$4,045

Basic net income per share	$0.25	$0.28

Diluted net income per share	$0.24	$0.27

Weighted average number of common shares outstanding	13,979	14,240

Weighted average number of common and potential common shares outstanding	14,613	15,079

CNS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,107	$4,152
Marketable securities	53,875	48,439
Accounts receivable, net	13,921	17,667
Inventories	5,885	5,766
Deferred income taxes	1,778	1,791
Prepaid expenses and other current assets	1,112	1,486

Total current assets	81,678	79,301
Property and equipment, net	1,344	1,308
Product rights, net	8,582	8,845
Deferred income taxes	1,115	1,020

	$92,719	$90,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,328	$15,211

Total current liabilities	14,328	15,211
Stockholders’ equity:
Preferred stock – authorized 8,484 shares;
none issued or outstanding	—	—
Common stock – $.01 par value; authorized 50,000 shares;
issued 19,295 shares; outstanding 13,986 shares at
June 30, 2006 and 13,979 shares at March 31, 2006	193	193
Additional paid-in capital	64,609	64,068
Treasury shares – at cost; 5,309 at June 30, 2006 and
5,316 at March 31, 2006	(35,959)	(35,977)
Retained earnings	49,670	47,124
Accumulated other comprehensive income	(122)	(145)

Total stockholders’ equity	78,391	75,263

	$92,719	$90,474

The accompanying notes are an integral part
of the condensed consolidated financial statements.

CNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2006	2005
Operating activities:
Net income	$3,525	$4,045
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	375	203
Share based compensation	434	—
Deferred income taxes	(95)	125
Changes in operating assets and liabilities:
Accounts receivable	3,746	3,774
Inventories	(119)	(1,650)
Prepaid expenses and other current assets	373	571
Accounts payable and accrued expenses	(883)	(1,332)

Net cash provided by operating activities	7,356	5,736

Investing activities:
Purchases of marketable securities	(31,033)	(12,003)
Sales of marketable securities	25,633	11,615
Payments for purchases of property and equipment	(136)	(22)
Payments for product rights	(11)	(109)

Net cash used in investing activities	(5,547)	(519)

Financing activities:
Proceeds from issuance of common stock
under stock plans	139	696
Excess income tax benefits from stock option exercises	13	—
Purchase of treasury shares	(27)	(6,333)
Payment of cash dividends	(979)	(858)

Net cash used in financing activities	(854)	(6,495)

Net change in cash and cash equivalents	955	(1,278)
Cash and cash equivalents:
Beginning of period	4,152	4,814

End of period	$5,107	$3,536

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

Note 1 – Accounting Principles

The accounting principles followed in the preparation of the financial information contained herein are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the Interpretation on our financial statements.

Note 2 – Stock-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Condensed Consolidated Statement of Operations, since all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense is recognized for periods subsequent to adoption date for all share-based awards granted prior to, but not yet vested, as of March 31, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123 and compensation expense for all share-based awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statement for periods prior to adoption have not been restated to reflect the impact of SFAS 123R.

Current Impact of Stock Based Compensation

The following table shows the impact of adopting SFAS 123R on selected reported items (“As Reported”) as compared with previous reporting permitted by APB 25 (“Pro Forma”) (in thousands except per share amounts):

	For the Three Months Ended June 30, 2006
	As Reported	Proforma	Increase (Decrease)

Income from operations	$4,910	$5,344	$(434)
Income before income taxes	5,280	5,714	(434)
Net income	3,525	3,864	(339)
Net cash provided by (used in):
Operating activities	7,356	7,369	(13)
Financing activities	(854)	(867)	13
Earnings per share:
Basic	$0.25	$0.28	$(0.03)
Diluted	0.24	0.26	(0.02)

Income from operations for fiscal 2006 and prior periods have not been restated to reflect recognition of stock-based compensation expense. If compensation expense for stock based compensation had been determined based on the fair value of options at the grant date consistent with the methods provided in SFAS 123, “Accounting for Stock-based Compensation,” the Company’s net income and earnings per share would have been as follows, (in thousands except per share amounts):

For the Three Months Ended June 30, 2005

Net income, as reported	$4,045
Deduct: Total stock-based compensation expense determined under the fair value
based method for all awards, net of related tax effects	229

Proforma net income	$3,816

Earnings per share:
Basic – as reported	$0.28
Basic – proforma	0.27

Diluted – as reported	$0.27
Diluted – proforma	0.25

Stock Based Compensation Plans

The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of June 30, 2006. As of June 30, 2006, 992,761 shares were available for future grants under these stock plans.

Stock option activity under these plans is summarized as follows (in thousands, except per share amounts):

	Options	Weighted-average Exercise Price Per Option	Weighted-average Remaining Life (years)	Aggregate Intrinsic Value

Outstanding at March 31, 2006	1,311	$9.04	6.3
Granted	261	21.38
Exercised	(4)	8.62
Canceled/Expired	0	—

Outstanding at June 30, 2006	1,568	$11.10	6.2	$21,030

Exercisable at June 30, 2006	931	$7.46	5.3	$15,870

There were 260,700 options granted with a weighted average exercise price of $21.38 and 198,684 options granted with a weighted average exercise price of $15.74 during the quarters ended June 30, 2006 and 2005, respectively.

For the quarter ended June 30, 2006, cash received from the exercise of 3,820 stock options was $33,000, the intrinsic value of options exercised was $58,000, the excess income tax benefit realized from exercise of stock options was $13,000 and the total fair value of stock options vested during the period was $784,000.

At June 30, 2006, there was $2,891,000 of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

Determining Fair Value

We estimate the fair value of awards under share-based payment plans granted using the Black-Scholes option pricing formula and a single option award approach. A description of significant assumptions used to estimate term, volatility, risk-free interest rate and forfeiture rates follows:

Expected Term – Expected term represents the period that the stock-based awards are expected to be outstanding. The expected term was determined based on historical experience and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock-based awards.

For options granted during the three months ended June 30, 2006, we used the simplified method of estimating expected term per SAB 107 to reflect the impact of changing the contractual term of these options to seven years from the historical ten year contractual term.

Expected Volatility – Expected volatility is determined base on historical volatility of the daily closing stock price.

Risk-Free Interest Rate – The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term approximately equal to the expected term.

The table below provides numerical values used to calculate the fair value of awards granted during the following periods:

	For the Three Months Ended June 30,
	2006	2005

Expected dividend yield	1.31%	2.20%
Expected volatility	45.67%	49.67%
Risk-free interest rate	4.93%	3.92%
Expected term in years	4.4	5.4
Weighted average fair value at grant date	$8.48	$5.15

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. Common stock sold to employees under the Employee Stock Purchase Plan during the three months ended June 30, 2006 and 2005 were 5,690 and 7,812 shares, respectively. The Company has reserved 400,000 shares under the plan of which employees have purchased 305,149 shares as of June 30, 2006.

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

Note 4 – Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	June 30, 2006	March 31, 2006

Finished goods	$4,820	$4,771
Raw materials and component parts	1,065	995
Total inventories	$5,885	$5,766

Note 5 – Net Sales

Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended June 30,
	2006	2005

Domestic – Breathe Right	$18,830	$14,736
Domestic – FiberChoice	7,474	5,157
Domestic – Other	90	26
Total Domestic	$26,394	$19,919
International – Breathe Right	2,952	3,620
Total net sales	$29,346	$23,539

Note 6 – Comprehensive Income

A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended June 30,
	2006	2005

Net income	$3,525	$4,045
Unrealized gain on marketable securities, net of income tax effects	23	68
Total comprehensive income	$3,548	$4,113

Note 7 – Earnings Per Share

A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,
	2006	2005

Average common shares outstanding	13,979	14,240
Potential common shares	634	839
Average common and potential common shares	14,613	15,079

For the three month period ended June 30, 2006 there were 8,000 options with a weighted average exercise price of $26.32 which were excluded from the calculation of potential common shares due to the exercise price of the options being higher than the average market price for the three month period. For the three months ended June 30, 2005 all outstanding stock options were included in the calculation of potential common shares because the exercise price of all options outstanding were lower than the average market price for the three month period.

Note 8 – Dividends

The Company declared a $.07 per share cash dividend on May 1, 2006 for shareholders of record as of May 26, 2006. The amount of dividend, paid on June 9, 2006, was $979,000. The Company paid dividends of $858,000 during the three months ended June 30, 2005.

Note 9 – Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of June 30, 2006, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

Our principal product, the Breathe Right nasal strip, improves breathing by dilating the nasal passages. Nasal strips provide temporary relief from nasal congestion and stuffiness resulting from a variety of health conditions, and also reduce or eliminate snoring. Breathe Right nasal strips, and the entire Breathe Right product line, provide consumers “drug free” better breathing solutions. Breathe Right nasal strips are sold in the United States and 27 markets internationally.

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

We entered the bulk fiber category in March 2000 with the launch of the FiberChoice brand. The original FiberChoice product is an orange flavored chewable fiber tablet that offers consumers an effective, convenient and good-tasting way to supplement their daily intake of dietary fiber. In March 2005, CNS extended the FiberChoice line to include sugar-free chewable fiber tablets in assorted fruit flavors.

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

Results of Operations

For the quarter ended June 30, 2006, net sales were $29.3 million, an increase of 24.7% versus net sales of $23.5 million for the quarter ended June 30, 2005.

Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended June 30,
	2006	2005

Domestic – Breathe Right	$18,830	$14,736
Domestic – FiberChoice	7,474	5,157
Domestic – Other	90	26
Domestic Total	26,394	19,919
International – Breathe Right	2,952	3,620
Total net sales	$29,346	$23,539

Domestic net sales for the quarter ended June 30, 2006 of $26.4 million increased by $6.5 million or 32.5% compared to the quarter ended June 30, 2005. Net sales of Breathe Right brand products for the quarter ended June 30, 2006 increased by 27.8% to $18.8 million compared to quarter ended June 30, 2005 as the result of strong consumer demand resulting from a new advertising campaign featuring the inventor of the Breathe Right nasal strip. Net sales of FiberChoice brand products for the quarter ended June 30, 2006 of $7.5 million represents an increase of 44.9% as compared to the quarter ended June 30, 2005. Sales of FiberChoice brand products were positively impacted by continued strong advertising and promotional support and sales of the two new products, FiberChoice plus Calcium and FiberChoice Weight Management chewable tablets.

Breathe Right international net sales for the quarter ended June 30, 2006 were $3.0 million compared to $3.6 million for the quarter ended June 30, 2005. International net sales for the quarter ended June 30, 2006 decreased as a result of lower consumer demand for nasal strips in Japan where the spring allergy season was significantly less severe than the previous season.

We believe the percentage relationship between net sales and major expense lines in the statement of operations and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations.

	Percentage of Sales For three months Ended June 30,			% Change in Dollar Amounts
	2006	2005	Proforma 2005 (1)	2006 vs. 2005	2006 vs. Proforma 2005 (1)
Sales	100.0%	100.0%	100.0%	24.7%	24.7%
Gross profit	71.7%	70.4%	70.4%	26.9%	26.9%

Operating expenses:
Advertising and promotion	35.7%	25.3%	25.3%	75.7%	75.7%
Selling, general and administrative	19.3%	20.0%	21.5%	20.1%	11.5%
Total operating expenses	54.9%	45.3%	46.9%	51.1%	46.2%

Operating income	16.7%	25.1%	23.5%	(16.9%)	(11.4%)

(1)

Effective April 1, 2006, CNS adopted Statement of Financial Accounting Standards (“SFAS”) 123R which requires that all stock based compensation expense to be included in the statement of operations. The proforma June 30, 2005 information reflects additional selling, general and administrative expense of $363,000 relating to stock based compensation per SFAS 123. This proforma disclosure is intended to provide a basis for comparing the quarterly statement of operations for the quarters ended June 30, 2006 and 2005.

Gross profit was $21.0 million for the quarter ended June 30, 2006 compared to $16.6 million for the quarter ended June 30, 2005. Gross profit as a percentage of sales for the quarter ended June 30, 2006 increased to 71.7% compared to 70.4% for the quarter ended June 30, 2005. The improved gross profit percentage for the quarter ended June 30, 2006 was the result of lower product cost and increased pricing on FiberChoice products.

Advertising and promotion expense for the quarter ended June 30, 2006 was $10.5 million compared to $6.0 million for the same period of 2005, an increase of 75.7%. The planned increase of $4.5 million in advertising and promotion expense is primarily the result of our strategy to position Breathe Right nasal strips as a year round treatment for consumers’ chronic nasal breathing conditions which has resulted in earlier phasing of annual advertising and promotion expenses.

Selling, general and administrative expenses were $5.7 million for the quarter ended June 30, 2006 compared to $4.7 million for the same quarter of 2005. The increase reflects the adoption of SFAS No. 123R, which requires the expensing of all stock-based compensation. Expense relating to stock-based compensation was $434,000 for the quarter ended June 30, 2006. Selling, general and administration expense for the quarter ended June 30, 2005 would have been $5.1 million after adjusting for the proforma impact of stock based compensation expense of $363,000 under SFAS 123. Legal fees and employee costs also increased for the quarter ended June 30, 2006 compared to the same period of 2005. Selling, general and administrative expense for the quarter ended June 30, 2006 decreased to 19.3% as a percentage of sales compared to 21.5% as a percentage of sales on a proforma basis for the quarter ended June 30, 2005.

Operating income for the quarter ended June 30, 2006 decreased by 16.9% to $4.9 million compared to $5.9 million for the same quarter of 2005. Operating income for the quarter ended June 30, 2006 decreased by 11.4% or $632,000 compared to proforma operating income reflecting stock-based compensation expense under SFAS 123 for the quarter ended June 30, 2005. The decrease in operating profit was caused by the significant increase in Breathe Right advertising expense partially offset by strong sales growth and improvement in gross profit margin.

Investment income was $370,000 for the quarter ended June 30, 2006 compared to $321,000 for the same quarter of 2005. The increase in market interest rates compared to the prior year quarter produced the increase in investment income. The investment portfolio was primarily invested in tax exempt municipal securities as of June 30, 2006.

Net income for the quarter ended June 30, 2006 was $3.5 million compared to $4.0 million for the same quarter of 2005. Income tax expense was $1.8 million or 33.2% of income before taxes for the quarter ended June 30, 2006 compared to $2.2 million or 35.0% of income before taxes for the same quarter of 2005. The reduction in the effective income tax rate reflects a favorable adjustment to the tax contingency reserve of $137,000 relating to the resolution of a state income tax filing.

Our financial position continues to be strong, with cash and marketable securities of $59.0 million and no debt as of June 30, 2006.

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

Liquidity and Capital Resources

As of June 30, 2006, we had cash and marketable securities of $59.0 million and no debt on our balance sheet. The existing cash and marketable securities may be used to acquire complementary consumer healthcare businesses or technologies, fund internal development of new products and expansion of existing product lines, pay dividends to our shareholders and/or buy back additional shares of CNS common stock.

Cash generated from operating activities for the quarter ended June 30, 2005 was $7.4 million, compared to $5.7 million in the prior year period. The increase in cash generated from operating activities reflects steady inventory levels during the quarter ended June 30, 2006 compared to the significant usage of cash to build inventories related primarily to FiberChoice new products during the quarter ended June 30, 2005.

Purchases of marketable securities exceeded sales and maturities by $5.4 million for the quarter ended June 30, 2006.

There were 9,510 shares of common stock issued for $139,000 during the quarter ended June 30, 2006 under our Employee Stock Purchase Plan and other shareholder approved equity compensation plans.

We repurchased 2,068 shares of common stock for $27,000 during the quarter ended June 30, 2006 at an average price of $12.84 per share. During the quarter ended June 30, 2005, we repurchased 315,105 shares of common stock for $6.3 million at an average price of $20.10 per share. We have authority to repurchase up to 768,332 additional shares of our common stock in connection with the stock repurchase program that was authorized by the Board of Directors.

The Board of Directors declared a $.07 per share cash dividend on May 1, 2006 for shareholders of record as of May 26, 2006. The amount of this dividend payment, paid on June 9, 2006, was $979,000. Dividends of $858,000 were paid during the three months ended June 30, 2005.

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

The accounting principles followed in the preparation of the financial information contained on Form 10-Q are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Refer to the Annual Report on Form 10-K for detailed information on accounting policies.

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) the Company depends on sales of Breathe Right nasal strips for the majority of its revenue; (ii) the Company’s business is subject to seasonality, with sales typically higher in the fiscal third and fourth quarters of each year due to the cold/flu season and its revenues and earnings may be impacted by the relative severity of such season; (iii) the Company’s success and future growth will depend significantly on its ability to develop and achieve markets for additional products; (iv) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (v) the Company has faced and will continue to face competition in its market; (vi) the Company relies on third-party manufacturers for the production of all of its products; and (vii) as of August 1, 2005, the Company relies on a single third-party manufacturer for the production of its Breathe Right nasal strip products, with the raw materials being supplied by a sole source and other factors and risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including those risks identified in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk exposure is primarily interest rate risk related to its cash, cash equivalents and investments in marketable securities. The Company’s risk to interest rate fluctuations has not materially changed since March 31, 2006. See Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter covered by this report:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2006	0	—	0	770,400
May 1 – May 31, 2006	2,068	$12.48	2,068	768,362
June 1 – June 30, 2006	0	—	0	768,362
Total	2,068	$12.48	2,068	768,362

1.

On February 11, 2002, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

2.

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

CNS, INC.
Date:	August 4, 2006	By:	/s/ Marti Morfitt
Marti Morfitt President & Chief Executive Officer

Date:	August 4, 2006	By:	/s/ Samuel E. Reinkensmeyer
Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Treasurer