Form 10-Q
period 2006-09-30
CNS INC /DE/
filed 2006-11-07
CIK 814258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Period Ended September 30, 2006

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

Indicate by checkmark whether the registrant is a shell company:
Yes   ☐    No   ☒

At October 23, 2006, the Company had outstanding 14,009,520 shares of common stock, $.01 par value per share.

CNS, Inc.

FORM 10-Q

For the Period Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	$35,820	$26,058	$65,166	$49,597
Cost of goods sold	9,627	7,625	17,944	14,593
Gross profit	26,193	18,433	47,222	35,004
Operating expenses:
Advertising and promotion	10,246	6,932	20,711	12,889
Selling, general and administrative	5,644	4,831	11,298	9,540
Total operating expenses	15,890	11,763	32,009	22,429
Operating income	10,303	6,670	15,213	12,575
Investment income	443	312	813	633
Income before income taxes	10,746	6,982	16,026	13,208
Income tax expense	3,826	2,452	5,581	4,633
Net income	$6,920	$4,530	$10,445	$8,575

Basic net income per share	$0.49	$0.32	$0.75	$0.61
Diluted net income per share	$0.47	$0.30	$0.71	$0.57

Weighted average number of common shares outstanding	14,003	14,085	13,991	14,162
Weighted average number of common and potential common shares outstanding	14,695	15,046	14,656	15,073

CNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)

	September 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,080	$4,152
Marketable securities	56,444	48,439
Accounts receivable, net	21,327	17,667
Inventories	6,296	5,766
Deferred income taxes	1,723	1,791
Prepaid expenses and other current assets	2,460	1,486
Total current assets	92,330	79,301
Property and equipment, net	1,496	1,308
Product rights, net	8,311	8,845
Deferred income taxes	1,220	1,020
	$103,357	$90,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,395	$15,211
Total current liabilities	18,395	15,211
Stockholders’ equity:
Preferred stock - authorized 8,484 shares; none issued or outstanding	—	—
Common stock - $.01 par value; authorized 50,000 shares; issued 19,295 shares; outstanding 14,010 shares at September 30, 2006 and 13,979 shares at March 31, 2006	193	193
Additional paid-in capital	65,037	64,068
Treasury shares - at cost; 5,285 at September 30, 2006 and 5,316 at March 31, 2006	(35,850)	(35,977)
Retained earnings	55,610	47,124
Accumulated other comprehensive income	(28)	(145)
Total stockholders’ equity	84,962	75,263
	$103,357	$90,474

The accompanying notes are an integral part

of the condensed consolidated financial statements.

CNS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2006	2005
Operating activities:
Net income	$10,445	$8,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	747	408
Share based compensation	848	—
Deferred income taxes	(131)	288
Changes in operating assets and liabilities:
Accounts receivable	(3,660)	(50)
Inventories	(531)	(3,460)
Prepaid expenses and other current assets	(974)	(317)
Accounts payable and accrued expenses	3,185	829
Net cash from operating activities	9,929	6,273
Investing activities:
Purchases of marketable securities	(55,540)	(34,778)
Sales of marketable securities	47,651	35,100
Payments for purchases of property and equipment	(386)	(127)
Payments for product rights	(14)	(164)
Net cash from investing activities	(8,289)	31
Financing activities:
Proceeds from issuance of common stock under stock plans	258	1,094
Excess income tax benefits from stock option exercises	16	0
Purchase of treasury shares	(27)	(7,305)
Payment of cash dividends	(1,959)	(1,705)
Net cash from financing activities	(1,712)	(7,916)
Net change in cash and cash equivalents	(72)	(1,612)
Cash and cash equivalents:
Beginning of period	4,152	4,814
End of period	$4,080	$3,202

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for our fiscal year beginning April 1, 2008, with early adoption permitted. We have not completed our evaluation, but do not expect SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 30, 2006, with early application encouraged. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

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

Current Impact of Stock Based Compensation

The following table shows the impact of adopting SFAS 123R on selected reported items (“As Reported”) as compared with previous reporting permitted by APB 25 (“Pro Forma”) (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2006
	As Reported	Proforma	Increase (Decrease)

Income from operations	$10,303	$10,717	$(414)
Income before income taxes	10,746	11,160	(414)
Net income	6,920	7,230	(310)
Net cash provided by (used in):
Operating activities	2,573	2,576	(3)
Financing activities	(858)	(861)	3
Earnings per share:
Basic	$0.49	$0.52	$(0.03)
Diluted	0.47	0.50	(0.03)

	For the Six Months Ended September 30, 2006
	As Reported	Proforma	Increase (Decrease)

Income from operations	$15,213	$16,061	$(848)
Income before income taxes	16,026	16,874	(848)
Net income	10,445	11,094	(649)
Net cash provided by (used in):
Operating activities	9,929	9,945	(16)
Financing activities	(1,712)	(1,728)	16
Earnings per share:
Basic	$0.75	$0.79	$(0.04)
Diluted	0.71	0.76	(0.05)

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

	For the Three Months Ended September 30, 2005	For the Six Months Ended September 30, 2005

Net income, as reported	$4,530	$8,575

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of tax effects	221	449

Proforma net income	$4,309	$8,126

Earnings per share:
Basic – as reported	$0.32	$0.61
Basic – proforma	$0.31	$0.57

Diluted – as reported	$0.30	$0.57
Diluted – proforma	$0.29	$0.54

Stock Based Compensation Plans

The Company’s stock option plans allow for the grant of options to officers, directors, and employees to purchase shares of common stock at exercise prices not less than 100% of fair market value on the dates of grant. The term of the options may not exceed ten years and options vest in increments over 1 to 5 years from the grant date. The plans allow for the grant of shares of restricted common stock. No shares of restricted common stock have been granted under these plans as of September 30, 2006. As of September 30, 2006, 992,761 shares were available for future grants under these stock plans.

Stock option activity under these plans is summarized as follows (in thousands, except per share amounts):

	Options	Weighted- average Exercise Price Per Option	Weighted- average Remaining Life (years)	Aggregate Intrinsic Value

Outstanding at March 31, 2006	1,311	$9.04	6.3
Granted	261	21.38
Exercised	(27)	5.63
Canceled/Expired	—	—

Outstanding at September 30, 2006	1,545	$11.18	6.0	$26,327

Exercisable at September 30, 2006	910	$7.55	5.1	$18,811

Other information pertaining to stock option for the periods ended September 30, 2006 and 2005, (in thousands, except per share amounts):

	For three months ended September 30,		For the six months ended September 30,
	2006	2005	2006	2005

Options granted	—	10	261	209
Weighted average exercise	—	$26.62	$21.38	$16.26
Weighted average grant date fair value of stock options granted	—	$14.18	$8.52	$8.24
Options exercised	23	94	27	237
Total intrinsic value (at exercise) of stock options exercised	$407	$2,301	$465	$4,030
Cash received from the exercise of stock options	$119	$398	$152	$1,066

At September 30, 2006, there was $2,496,000 of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years.

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

For options granted through September 30, 2006, we used the simplified method of estimating expected term per SAB 107.

Expected Volatility – Expected volatility is determined base on historical volatility of our stock price.

Risk-Free Interest Rate – The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a term approximately equal to the expected term.

The table below provides numerical values used to calculate the fair value of stock option awards granted during the following periods:

	For the Six Months Ended September 30,
	2006	2005

Expected dividend yield	1.31%	1.49%
Expected volatility	45.67%	59.78%
Risk-free interest rate	4.93%	3.95%
Expected term in years	4.4	5.5
Weighted average fair value at grant date	$8.48	$8.24

Employee Stock Purchase Plan The Employee Stock Purchase Plan allows eligible employees to purchase shares of the Company’s common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each six-month period during which an employee participated in the plan. Common stock sold to employees under the Employee Stock Purchase Plan during the three months ended September 30, 2006 and 2005 were 5,690 and 7,812 shares, respectively. The Company has reserved 400,000 shares under the plan of which employees have purchased 305,149 shares as of September 30, 2006.

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

Note 4 – Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory reserves have been established for potential product obsolescence. The components of inventories are as follows (in thousands):

	September 30, 2006	March 31, 2006

Finished goods	$4,893	$4,771
Raw materials and component parts	1,403	995
Total inventories	$6,296	$5,766

Note 5 – Net Sales

Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Domestic – Breathe Right	$22,892	$18,440	$41,719	$33,176
Domestic – FiberChoice	8,492	4,534	15,965	9,689
Domestic – Other	86	106	180	133
Domestic Total	31,470	23,080	57,864	42,998
International – Breathe Right	4,350	2,978	7,302	6,599
Total net sales	$35,820	$26,058	$65,166	$49,597

Note 6 – Comprehensive Income

A reconciliation of total comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net income	$6,920	$4,530	$10,445	$8,575
Unrealized gain (loss) on marketable securities, net of income tax	94	(2)	117	65
Total comprehensive income	$7,014	$4,528	$10,562	$8,640

Note 7 – Earnings Per Share

A reconciliation of weighted average common and potential common shares outstanding is as follows (in thousands):

	Three Months Ended September30,		Six Months Ended September 30,
	2006	2005	2006	2005

Average common shares outstanding	14,003	14,085	13,991	14,162
Potential common shares	692	961	665	911
Average common and potential common shares	14,695	15,046	14,656	15,073

For the three month periods and six month periods ended September 30, 2006 and 2005, all outstanding stock options were included in the calculation of potential common shares because the exercise price of all options outstanding were lower than the average market price for the three month period.

Note 8 – Dividends

The Company declared a $.07 per share cash dividend on August 1, 2006 for shareholders of record as of August 25, 2006. The amount of dividend, paid on September 8, 2006, was $980,000. Total dividends paid for the six months ended September 30, 2006 were $1,959,000. The Company paid dividends of $1,705,000 during the six months ended September 30, 2005.

Note 9 – Income Taxes

As part of the process of preparing financial statements, the Company is required to estimate income taxes, both state and federal. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Management must then assess the likelihood that deferred tax assets will be utilized to offset future taxable income during the periods in which these temporary differences are deductible. Management believes that as of September 30, 2006, based on the level of historical taxable income and projections of future taxable income for the periods in which the deferred tax assets are deductible, that it is more likely than not the Company will realize the benefits of these deductible differences.

Note 10 – Subsequent Event

On October 8, 2006, CNS, Inc., GlaxoSmithKline plc, and Platform Acquisition Corporation, an indirect wholly owned subsidiary of GlaxoSmithKline (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “merger agreement”). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Merger Sub will merge with and into CNS, Inc. Upon consummation of the merger, CNS, Inc. will become a wholly owned subsidiary of GlaxoSmithKline, all shares of CNS common stock will be cancelled, and holders of common stock will have the right to receive in exchange $37.50 in cash for each share of CNS common stock that they own.

On October 8, 2006, CNS, Inc. has incurred a liability of $500,000 to an investment banking firm for financial advisory services relating to the Merger.

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

The Breathe Right brand has been extended by the launch of products such as Breathe Right® Snore Relief™ throat spray in fiscal 2003 and Breathe Right® Snore Relief™ throat rinse in July 2006. Both products provide drug free, over the counter solutions to manage snoring. Clinical studies have shown that 85% of people with common snoring problems experience a reduction or elimination of their symptoms by using these products in combination with Breathe Right nasal strips.

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

Results of Operations

For the quarter ended September 30, 2006, net sales were $35.8 million, an increase of 37.5% versus net sales of $26.1 million for the quarter ended September 30, 2005. For the six month period ended September 30, 2006, net sales increased 31.4% to $65.2 million compared to $49.6 million for the previous comparable period.

Net sales by brand and geographic area are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Domestic – Breathe Right	$22,892	$18,440	$41,719	$33,176
Domestic – FiberChoice	8,492	4,534	15,965	9,689
Domestic – Other	86	106	180	134
Domestic Total	31,470	23,080	57,864	42,999
International – Breathe Right	4,350	2,978	7,302	6,599
Total net sales	$35,820	$26,058	$65,166	$49,598

Domestic net sales for the quarter ended September 30, 2006 of $31.5 million increased by $8.4 million or 36.4% compared to the quarter ended September 30, 2005. Net sales of Breathe Right brand products for the quarter ended September 30, 2006 increased by 24.4% to $22.9 million compared to quarter ended September 30, 2005 as the result of strong consumer demand resulting from two new advertising campaigns featuring nasal strips and snore relief products. Net sales of FiberChoice brand products for the quarter ended September 30, 2006 of $8.5 million represents an increase of 87.3% as compared to the quarter ended September 30, 2005. Sales of FiberChoice brand products were positively impacted by continued strong advertising and promotional support and sales of the two new products, FiberChoice plus Calcium and FiberChoice Weight Management chewable tablets.

Domestic net sales for the six month period ended September 30, 2006 increased by $14.8 million or 34.6% compared to the previous comparable period.

Breathe Right international net sales for the quarter ended September 30, 2006 were $4.4 million compared to $3.0 million for the quarter ended September 30, 2005. International net sales for the quarter ended September 30, 2006 increased in all major markets including Europe, Canada and Japan. Breathe Right international net sales for the six month period ended September 30, 2006 increased by 10.7% compared to the previous comparable period.

We believe the percentage relationship between net sales and major expense lines in the statement of operations and the percentage change in the dollar amounts of each of the items presented below is important in evaluating the performance of our business operations.

	Percentage of Sales
	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2006	2005	Proforma 2005 (1)	2006	2005	Proforma 2005 (1)
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	73.1%	70.7%	70.7%	72.5%	70.6%	70.6%

Operating expenses:
Advertising and promotion	28.6%	26.6%	26.6%	31.8%	26.0%	26.0%
Selling, general and administrative	15.8%	18.5%	19.9%	17.3%	19.2%	20.7%
Total operating expenses	44.4%	45.1%	46.5%	49.1%	45.2%	46.7%

Operating income	28.8%	25.6%	24.2%	23.3%	25.4%	23.9%

	% Change in Dollar Amounts
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006 vs. 2005	2006 vs. Proforma 2005 (1)	2006 vs. 2005	2006 vs. Proforma 2005 (1)
Sales	37.5%	37.5%	31.4%	31.4%
Gross profit	42.1%	42.1%	34.9%	34.9%

Operating expenses:
Advertising and promotion	47.8%	47.8%	60.7%	60.7%
Selling, general and administrative	16.8%	8.7%	18.4%	10.2%
Total operating expenses	35.1%	31.0%	42.7%	38.3%

Operating income	54.5%	63.4%	21.0%	28.2%

(1)

Effective April 1, 2006, CNS adopted Statement of Financial Accounting Standards (“SFAS”) 123R which requires that all stock based compensation expense to be included in the statement of operations. The proforma information for the three and six month periods ended September 30, 2005 reflects additional selling, general and administrative expense of $363,000 and $713,000, respectively, relating to stock based compensation per SFAS 123. This proforma disclosure is intended to provide a basis for comparing the statement of operations for the three and six month periods ended September 30, 2006 and 2005.

Gross profit was $26.2 million for the quarter ended September 30, 2006 compared to $18.4 million for the quarter ended September 30, 2005. Gross profit as a percentage of sales for the quarter ended September 30, 2006 increased to 73.1% compared to 70.7% for the quarter ended September 30, 2005. The improved gross profit percentage for the quarter ended September 30, 2006 was the result of lower cost of goods sold and a price increase on FiberChoice products. Gross profit as a percentage of sales for the for the six months ended September 30, 2006 increased to 72.5% compared to 70.6% for the six months ended September 30, 2005.

Advertising and promotion expense for the quarter ended September 30, 2006 was $10.2 million compared to $6.9 million for the same period of 2005, an increase of 47.8%. For the six months ended September 30, 2006, advertising and promotion expense increased by 60.7% to $20.7 million compared to the previous comparable period. The year to date increase of $7.8 million in advertising and promotion expense is the result of our strategy to position Breathe Right nasal strips as a year round treatment for consumers’ chronic nasal breathing conditions which has resulted in earlier phasing of annual advertising and promotion expenses, as well as increased advertising and promotion of the FiberChoice brand.

Selling, general and administrative expenses were $5.6 million for the quarter ended September 30, 2006 compared to $4.8 million for the previous comparable period. The increase reflects the adoption of SFAS No. 123R, which requires the expensing of all stock-based compensation. Expense relating to stock-based compensation was $414,000 for the quarter ended September 30, 2006. Selling, general and administration expense for the quarter ended September 30, 2005 would have been $5.2 million after adjusting for the proforma impact of stock based compensation expense of $363,000 under SFAS 123. Legal fees and employee costs also increased for the quarter ended September 30, 2006 compared to the same period of 2005. Selling, general and administrative expense for the quarter ended September 30, 2006 decreased to 15.8% as a percentage of sales compared to 19.9% as a percentage of sales on a proforma basis for the quarter ended September 30, 2005, due to leveraging of fixed costs included in selling, general and administrative expense.

Selling, general and administrative expense for the six months ended September 30, 2006 decreased to 17.3% as a percentage of sales compared to 20.7% as a percentage of sales on a proforma basis for the six months ended September 30, 2005, due to leveraging of fixed costs included in selling, general and administrative expense.

Operating income for the quarter ended September 30, 2006 increased by 54.5% to $10.3 million compared to $6.7 million for the same quarter of 2005. Operating income for the quarter ended September 30, 2006 increased by 63.4% or $4.1 million compared to proforma operating income reflecting stock-based compensation expense under SFAS 123 for the quarter ended September 30, 2005. The increase in operating profit was the result of a significant increase in net sales and improvement in gross profit margin offset by a significant increase in advertising and promotion expense as described above.

Operating income for the six month period ended September 30, 2006 increased by 28.2% to $15.2 million compared to $11.9 million compared to proforma operating income reflecting stock-based compensation expense under SFAS 123 for the six months ended September 30, 2005.

Investment income was $443,000 for the quarter ended September 30, 2006 compared to $312,000 for the same quarter of 2005. For the six months ended September 30, 2006, investment income increased by 28.4% to $813,000 compared to the previous comparable period. The increase in market interest rates and increased balances of funds invested produced the increase in investment income. The investment portfolio was invested in tax exempt municipal securities as of September 30, 2006.

Net income for the quarter ended September 30, 2006 was $6.9 million compared to $4.5 million for the same quarter of 2005. Income tax expense was $3.8 million or 35.6% of income before taxes for the quarter ended September 30, 2006 compared to $2.5 million or 35.1% of income before taxes for the same quarter of 2005.

Net income for the six months ended September 30, 2006 was $10.4 million compared to $8.6 million for the same quarter of 2005. Income tax expense was $5.6 million or 34.8% of income before taxes for the six months ended September 30, 2006 compared to $4.6 million or 35.8% of income before taxes for the previous comparable period. The decrease in the effective income tax rate reflects a favorable adjustment to the tax contingency reserve of $137,000 relating to the resolution of state income tax filings partially offset by the impact of non-deductibility of incentive stock option expense.

Our financial position continues to be strong, with cash and marketable securities of $60.5 million and no debt as of September 30, 2006.

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

Liquidity and Capital Resources

As of September 30, 2006, we had cash and marketable securities of $60.5 million and no debt on our balance sheet. Cash generated from operating activities for the six months ended September 30, 2006 was $9.9 million, compared to $6.3 million in the prior year period. The increase in cash generated from operating activities reflects steady inventory levels during the six months ended September 30, 2006 compared to the significant usage of cash to build inventories related primarily to FiberChoice new products during the six months ended September 30, 2005. For the six months ended September 30, 2006, net cash from operating activities was impacted by an increase in accounts receivable of $3.7 million, corresponding to the increase in net sales, and an increase in accounts payable of $3.2 million.

Purchases of marketable securities exceeded sales and maturities by $7.9 million for the six months ended September 30, 2006.

There were 23,180 shares of common stock issued for $119,000 during the quarter ended September 30, 2006 under shareholder approved equity compensation plans. For the six months ended September 30, 2006, there were 32,690 shares of common stock issued for $258,000 under shareholder approved equity compensation plans.

We repurchased 2,068 shares of common stock for $27,000 during the six months ended September 30, 2006 at an average price of $12.84 per share. During the six months ended September 30, 2005, we repurchased 355,105 shares of common stock for $7.3 million at an average price of $20.57 per share.

There were no purchases of common stock during the quarter ended September 30, 2006. During the quarter ended June 30, 2005, we repurchased 315,105 shares of common stock for $6.3 million at an average price of $20.10 per share. We have authority to repurchase up to 768,332 additional shares of our common stock in connection with the stock repurchase program that was authorized by the Board of Directors.

The Board of Directors declared a $.07 per share cash dividend on August 1, 2006 for shareholders of record as of August 25, 2006. The amount of this dividend payment, paid on September 9, 2006, was $980,000. Dividends of $847,000 were paid during the three months ended September 30, 2005. The company paid dividends of $2.0 million and $1.7 million for the six months ended September 30, 2006 and 2005. Under the merger agreement with GlaxoSmithKline plc (described below), we are prohibited from declaring or paying any dividends on our common stock without the prior written consent of GSK from the date of the merger agreement until the earlier of the effective time of the merger or the termination of the merger agreement.

We believe that our existing funds and funds generated from operations will be sufficient to support its planned operations for the foreseeable future.

On October 8, 2006, CNS, Inc., GlaxoSmithKline plc, and Platform Acquisition Corporation, an indirect wholly owned subsidiary of GlaxoSmithKline (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “merger agreement”). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Merger Sub will merge with and into CNS, Inc. Upon consummation of the merger, CNS, Inc. will become a wholly owned subsidiary of GlaxoSmithKline, all shares of CNS common stock will be cancelled, and holders of common stock will have the right to receive in exchange $37.50 in cash for each share of CNS common stock that they own.

On October 8, 2006, CNS, Inc. has incurred a liability of $500,000 to an investment banking firm for financial advisory services relating to the Merger.

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

Forward-Looking Statements

Certain statements contained in this Report on Form 10-Q and other written and oral statements made from time to time by the Company do not relate strictly to historical or current facts but provide current expectations or forecasts of future events, any statements made regarding the proposed merger transaction between CNS, Inc., and GlaxoSmithKline plc (“GSK”), the expected timetable for completing the transaction, the satisfaction of closing conditions, timing or satisfactory receipt of regulatory or CNS stockholder approvals. As such, they are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” or “continue” or similar words or expressions. It is not possible to foresee or identify all factors affecting the Company’s forward-looking statements and investors therefore should not consider any list of factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the following factors: (i) in connection with our merger with GSK, the factors identified in Part II, Item 1A of this Form 10-Q; (ii) the Company depends on sales of Breathe Right nasal strips for the majority of its revenue; (iii) the Company’s business is subject to seasonality, with sales typically higher in the fiscal third and fourth quarters of each year due to the cold/flu season and its revenues and earnings may be impacted by the relative severity of such season; (iv) the Company’s success and future growth will depend significantly on its ability to develop and achieve markets for additional products; (v) the Company’s competitive position will, to some extent, be dependent on the enforceability and comprehensiveness of the patents on its Breathe Right nasal strip technology which have been, and in the future may be, the subject of litigation and could be narrowed as a result of the outcome of the reexamination of one such patent by the United States Patent and Trademark Office; (vi) the Company has faced and will continue to face competition in its market; (vii) the Company relies on third-party manufacturers for the production of all of its products; and (viii) as of August 1, 2005, the Company relies on a single third-party manufacturer for the production of its Breathe Right nasal strip products, with the raw materials being supplied by a sole source and other factors and risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including those risks identified in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

In addition to other matters identified or described by us from time to time in filings with the Securities and Exchange Commission, including those identified or described under Part I, Item 1A. Risk Factors in our Form 10-K for the year ended March 31, 2006, the following are several additional important factors that could cause our future results to differ materially from historical results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us:

The merger with GSK may not be consummated which could adversely affect CNS’ stock price and business operations.

To consummate the merger, CNS stockholders must adopt the merger agreement, which adoption requires the affirmative vote of the holders of at least a majority of the outstanding shares of CNS common stock entitled to vote on the merger. Each of GSK and CNS must also obtain certain other approvals and consents in a timely manner. If these approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then GSK or CNS will not be obligated to complete the merger. In addition, the merger agreement contains customary and other closing conditions, which may not be satisfied or waived. If GSK and CNS do not consummate the merger, we would be subject to a number of risks, including the following:

•	we will incur and will remain liable for significant transaction costs, including legal, accounting, financial advisory, filing and other costs relating to the merger whether or not it is consummated;
•	we may be required to pay GSK a $20 million termination fee, if the merger agreement is terminated under specific circumstances;
•

we would continue to be exposed to the general competitive pressures and risks in the consumer healthcare industry discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2006;

•	the trading price of CNS common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed; and
•

our business and operations may have been harmed by redirection of management time and attention to preparing for the merger or, because of uncertainty surrounding the future of our relationships with them, employee attrition or loss of customers or suppliers;

•

our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without the merger or there is customer or employee uncertainty surrounding the future direction of the product and service offerings and strategy of CNS on a standalone basis.

The occurrence of any of these events individually or in combination could have a material adverse affect on the results of operations or the price of CNS common stock.

Governmental authorities could seek to block or challenge the merger.

The merger is subject to review by the Department of Justice and the Federal Trade Commission, which we refer to as the “antitrust agencies,” under the Hart-Scott-Rodino Antitrust Improvements Act, or HSR Act. Under the HSR Act, GSK and CNS filed notification reports with the Department of Justice and Federal Trade Commission under the HSR Act on October 18, 2006, and, accordingly, the waiting period will expire on or before November 17, 2006, unless a formal request is made by the antitrust agencies for additional information or documentary material. We have not yet obtained all regulatory clearances, consents, and approvals required to complete the merger. The antitrust agencies routinely examine the legality under the antitrust laws of transactions such as the merger. At any time before or after the merger, the antitrust agencies could take action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the merger or seeking divestiture of substantial assets of GSK or CNS or their subsidiaries. Private parties and state attorneys general may also bring an action under the antitrust laws under certain circumstances. There can be no assurance that a challenge to the merger on antitrust grounds will not be made or, if a challenge is made, of the result of the challenge.

The merger consideration of $37.50 per share is fixed and will not be adjusted, which means increases in the market price of CNS common stock or strong performance of CNS’ business would not result in holders of CNS common stock receiving any more than the $37.50 per share as merger consideration.

Upon completion of the merger, each share of CNS common stock will be exchanged for $37.50 in cash. The merger consideration will not change, even if the market price of CNS common stock increases or if CNS’ results of operations are stronger than expected. Therefore, CNS stockholders will only receive $37.50 per share, regardless of any changes in our stock price, business, result of operations or otherwise. The merger agreement also prohibits us from declaring or paying any dividends on our common stock without GSK’s permission.

Item 2.	Unregistered Sales Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by CNS, Inc. of its common stock in the quarter covered by this report:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1 – July 31, 2006	0	—	0	768,362
August 1 – August 31, 2006	0	—	0	768,362
September 1 – September 30, 2006	0	—	0	768,362
Total	0	—	0	768,362

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

CNS, INC.

Date:	November 6, 2006	By:	/s/ Marti Morfitt
Marti Morfitt President & Chief Executive Officer

Date:	November 6, 2006	By:	/s/ Samuel E. Reinkensmeyer
Samuel E. Reinkensmeyer Vice President of Finance, Chief Financial Officer and Secretary